Form 10-K
period 2021-12-31
Southport Acquisition Corp
filed 2022-03-31
CIK 1865200

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-41150

Southport Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware	85-3483780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1745 Grand Avenue Del Mar, California	92014
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 503-9722

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one warrant	PORT.U	The New York Stock Exchange

Class A common stock, par value $0.0001 per share	PORT	The New York Stock Exchange

Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50, subject to adjustment	PORT.W	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $0, because the registrant had no securities held by non-affiliates as of that date and none of the registrant’s securities were publicly traded as of that date. The registrant’s units commenced public trading on the New York Stock Exchange on December 10, 2021, and its Class A common stock and warrants commenced separate public trading on the New York Stock Exchange on January 31, 2022.

As of March 22, 2022, there were 23,000,000 shares of Class A common stock and 5,750,000 shares of Class B common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

Cautionary Note Regarding Forward-Looking Statements

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not a forward-looking statement. Forward-looking statements in this report may include, for example, statements about:

•	our ability to select an attractive target business or businesses;

•	our ability to complete our initial business combination on favorable terms in a timely manner, or at all;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating some of their time to other businesses and potentially having conflicts of interest with us or in approving our initial business combination;

•	actual and potential conflicts of interest relating to our management team, or our sponsor or any of their respective affiliates;

•	our ability to draw from the support and expertise of affiliates of our sponsor;

•	our potential ability to obtain additional financing to complete our initial business combination on favorable terms, or at all;

•	our pool of prospective target businesses, including the location and industry of such target businesses;

•	the ability of our management team to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of an active trading market for our securities;

•	the use of proceeds not held in the Trust Account (as hereinafter defined) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Unless otherwise stated or the context otherwise requires, references in this report to: (i) “we,” “us,” “our,” “company” or “our company” are to Southport Acquisition Corporation; (ii) “founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our IPO (as defined herein), and the shares of our Class A common stock issued upon the conversion thereof; (iii) “initial business combination” has the meaning set forth in the immediately following paragraph; (iv) “management” or our “management team” are to our officers and directors; (v) “permitted withdrawals for tax” are to amounts withdrawn from interest earned on the funds held in the Trust Account (as defined herein) in order to pay our taxes; (vi) “private placement warrants” are to our warrants purchased by our sponsor in the Private Placement (as defined herein); (vii) “public shares” are to shares of our Class A common stock included in the units sold in our IPO (whether they were purchased in our IPO or thereafter in the open marked); (viii) “public stockholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that the status of our sponsor and each member of our management team as a “public stockholder” shall only exist with respect to such public shares; (ix) “public warrants” are to our warrants included in the units sold in our IPO (whether they were purchased in our IPO or thereafter in the open market) and to the private placement warrants if held by third parties other than our sponsor or its permitted transferees; (x) “sponsor” are to Southport Acquisition Sponsor LLC, a Delaware limited liability company; (xi) “underwriter” are to BofA Securities, Inc., the underwriter of our IPO; and (xi) “warrants” are to the public warrants and the private placement warrants.

Item 1.	Business.

General

We are a blank check company incorporated as a Delaware corporation on April 13, 2021 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our “initial business combination.” We have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash.

On December 14, 2021, we consummated our initial public offering (our “IPO”) of 23,000,000 units (the “units”), each unit consisting of one share of Class A common stock of the Company, par value $0.0001 per share (the “Class A Common Stock”) and one-half of one warrant of the Company, each whole warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share (subject to adjustment). The 23,000,000 units sold in our IPO include 3,000,000 units sold to BofA Securities, Inc., the underwriter for our IPO (the “underwriter”), pursuant to the underwriter’s full exercise of its option under the underwriting agreement for our IPO to purchase up to 3,000,000 additional units solely to cover over-allotments. The units were sold at a price of $10.00 per unit, and our IPO generated gross proceeds of $230,000,000. Simultaneously with the closing of our IPO, we consummated a private placement (the “Private Placement”) with our sponsor of an aggregate of 11,700,000 warrants (the “private placement warrants”) at a price of $1.00 per private placement warrant, generating gross proceeds to the Company of $11,700,000.

On December 14, 2021, a total of $234,600,000 of the net proceeds from our IPO and the Private Placement were deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders at JPMorgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company, acting as trustee. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest and are available for a business combination, assuming no redemptions, after payment of $8,050,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination.

Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds deposited in the Trust Account will not be released from the Trust Account until the earliest of (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide our public stockholders the right to have their public shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 14, 2023 or during any extended time we have to consummate our initial business combination beyond June 14, 2023 as a result of a stockholder vote to amend our amended and restated certificate of incorporation (an “Extension Period”) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (c) the redemption of all of our public shares if we are unable to complete our initial business combination by June 14, 2023 or during any Extension Period, subject to applicable law. The proceeds held in the Trust Account may only be invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations.

Our sponsor, Southport Acquisition Sponsor LLC, is a Delaware limited liability company that is owned by Jeb Spencer, our Chief Executive Officer, and other investors, including certain of our directors. Our sponsor is controlled by Mr. Spencer and Mr. Jared Stone, the Chairman of our board of directors.

While efforts to identify a target business may span many industries, our focus will be predominantly within the financial software space with particular focus on mortgage and real estate verticals in the United States. We plan to look for a leading financial services software or Financial Technology (“FinTech”) partner, with particular focus on mortgage and real estate software verticals, that generates between $50 million and $100 million of revenues and is valued between $1 billion and $2 billion.

Acquisition Criteria

The maturity and judgment of our management team will guide our acquisition process. When evaluating candidate companies, we expect to use the following non-exclusive guidelines and characteristics for determining opportunities:

1. Competitive Advantage

We will look for mission-critical companies with leading position, technology and product capability. Our focus will be on businesses whose products or services are differentiated which creates strong barriers to entry and opportunity to create value by implementing best practices. We will opportunistically pursue a business with proven technology and market acceptance and that can be scaled for additional growth in the future.

2. Promising Financial Model

We expect to target a business that has historically been an efficient, leading provider of Software-as-a-Service (“SaaS”) technologies. We will look to invest in companies that we believe have a large market opportunity for growth over the next five years driven by a differentiated strategy and a defensible competitive advantage.

3. Experienced Management Team

Our team has an accomplished track record and deep understanding of the financial software industry. We believe our management team’s multifaceted expertise in assessing a target’s technology and potential will be an advantage in this industry. We intend to seek a business whose performance we believe we can improve by leveraging our transactional, financial, managerial and investment experience, as well as our extensive networks and insights. We believe our management team has the right skills and capabilities to enhance a target’s results and consolidate its competitive positions in its sectors.

4. Favorable Competitive Environment in an Attractive Growing Market

We will seek companies operating in growing industries with favorable dynamics and potential for consolidation. While we will target businesses with large markets with the potential to grow substantially through organic means, we will prioritize those targets that have platform opportunities to expand their addressable markets. By targeting strategic, product, customer segment and technology acquisitions, we expect our potential target business will be positioned to use its public currency and cash position to ideally generate accretive transactions that benefit shareholders.

5. Attractive Terms

We intend to focus on a target business that gives our investors access to market-leading technologies, exceptional management and a large market opportunity at an attractive price. We believe an initial business combination with us would offer private companies seeking access to the public markets and liquidity for their investors and shareholders an attractive alternative to a traditional initial public offering. By focusing on a partnership with the potential to achieve attractive risk-adjusted returns, we believe we have the potential to be a preferred partner for leading financial software companies.

These guidelines and characteristics are important, but not exhaustive. The merits of any particular initial business combination will be based on these guidelines and characteristics, as well as other considerations that our management team may deem relevant. Ultimately, we believe our management team is well suited to identify and execute on acquisition opportunities that have the potential to generate attractive risk-adjusted returns for our stockholders.

In the event that we decide to enter into our initial business combination with a target business that does not meet the above guidelines and characteristics, we will disclose the same in our stockholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy solicitation materials or tender offer documents that we will file with the Securities and Exchange Commission (the “SEC”).

In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds, and large business enterprises seeking to divest non-core assets or divisions.

Acquisition Process

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, as applicable and among other things, commercial and industry due diligence, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, and a review of financial and other information about the target and its industry. To help facilitate this evaluation, we will rely on input from our management team, sponsor and directors, including third party diligence providers if and as necessary.

So long as we maintain a listing for our securities on the New York Stock Exchange (the “NYSE”), our initial business combination must occur with one or more businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in the Trust Account). We refer to this as the “80% of net assets test.” If our securities are no longer listed on the NYSE, we will not be obligated to satisfy the 80% of net assets test. Our board of directors will make the determination as to the fair market value of our initial business combination. The fair market value of the target businesses or assets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of our board of directors in evaluating the fair market value of the target businesses or assets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed initial business combination will provide public stockholders with our analysis of our satisfaction of the 80% of net assets test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of the target businesses or assets, we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of any applicable target business or asset, it may be unable to do so if the board is less familiar or experienced with such target business or asset, there is a significant amount of uncertainty as to the value of the target assets or the prospects of the target business, including if such business is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and our board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target businesses or assets meets the 80% threshold, unless such opinion includes material information regarding the valuation of a target business or asset or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required under applicable law, any proxy statement that we deliver to stockholders and file with the SEC in connection with a proposed initial business combination will include such opinion.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business or businesses for the post-transaction company to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target or assets sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target or issue a substantial number of new shares of Class A common stock to third parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares of Class A common stock subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for the purposes of a tender offer or for seeking stockholder approval, as applicable.

If our initial business combination is paid for using equity, equity-linked or debt securities or loans or not all of the funds released from the Trust Account are used for the aforementioned purposes or redemption of our public shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of post-transaction businesses, for payment of principal of or interest on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds in connection with the completion of our initial business combination through an offering of equity, equity-linked or debt securities or loans, and we may effectuate our initial business combination using the proceeds of such offerings or loans rather than using the amounts held in the Trust Account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of our initial business combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or we decide to do so for business or other reasons, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds through an offering of equity, equity-linked or debt securities or loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of our initial business combination, including interest earned on the funds held in the Trust Account (net of permitted withdrawals for tax), divided by the number of then outstanding public shares, subject to the limitations described herein. At completion of our initial business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the Trust Account is initially anticipated to be $10.20 per public share. The per share amount we will distribute to investors who properly redeem their public shares will not be reduced by the deferred underwriting fees we will pay to the underwriter. However, the per-share redemption amount received by public stockholders could be less than the $10.20 per public share initially held in the Trust Account due to claims of creditors (see “Risk Factors—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our public stockholders may be less than $10.20 per share” and other risk factors herein). The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. There will be no redemption rights upon completion of our initial business combination with respect to our warrants. Our sponsor, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. If we structure a business combination transaction with a target business in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We may conduct redemptions of our public shares without a stockholder vote unless stockholder approval is required by applicable law or stock exchange listing requirement, or we decide to seek stockholder approval for business or other reasons. If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

Submission of Our Initial Business Combination to a Stockholder Vote

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our sponsor, directors and officers will count towards this quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. These quorum and voting thresholds and agreements may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.

Limitation on Redemption upon Completion of our Initial Business Combination if We Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions of our public shares in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the public shares, without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the public shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the public shares, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their public shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until June 14, 2023, unless an Extension Period applies, to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (1) cease all operations, except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of permitted withdrawals for tax and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, and our warrants will expire worthless if we fail to complete our initial business combination by June 14, 2023 or during any Extension Period.

Corporate Information

Our offices are located at 1745 Grand Avenue, Del Mar, California 92014, and our telephone number is (917) 503-9722.

We maintain a corporate website at https://www.southportone.com. The information that is or may be contained on or accessible through our corporate website or any other website that we may maintain is not part of this report and is not incorporated herein by reference.

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in Current Reports on Form 8-K. These reports are available on our website.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer target businesses an alternative to the traditional initial public offering through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our Class A common stock or for a combination of shares of our Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. These exemptions will be available to us for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier. Accordingly, the reports we file with the SEC may not be comparable to those of other public companies and our stockholders may not have access to certain information they may deem important. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the end of such fiscal year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Additionally, the number of blank check companies looking for business combination targets has increased significantly in recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 1745 Grand Avenue, Del Mar, California 92014. We consider our current office space adequate for our current operations.

Employees

We currently have one officer and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Item 1A.	Risk Factors.

You should carefully consider the following risk factors and all the other information contained in this report, including the financial statements. If any of the following risks occur, our business, financial condition, liquidity or results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.

We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated company with no operating results, and we did not commence operations until after the closing of our IPO in December 2021. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We do not yet have any plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team may not be indicative of future performance of an investment in us or of the future performance of any business we may acquire.

Information or other references herein regarding performance by, or businesses associated with, members of our management team is presented for informational purposes only. Any past experience and performance, including related to acquisitions, of our management team or its affiliates or of businesses associated with our management team is not a guarantee: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; (2) of any results with respect to any initial business combination we may consummate; or (3) that we will be able to adequately assess the risks of a potential transaction. You should not rely on the historical record and performance of our management team or its affiliates or of businesses associated our management team as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Further, our management team has been involved with a number of public and private companies, which have achieved different levels of performance. An investment in us is not an investment in our sponsor or in any other entity in which our sponsor or our management team is affiliated and does not in any way create an advisory relationship between our sponsor, our management team or any such entity, on the one hand, and any of our stockholders, on the other hand.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had $1,950,543 in cash held outside the Trust Account and a working capital of $1,010,298, respectively. Further, we expect to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic on the industry and its effect on the company’s financial condition, liquidity, results of operations and/or search for a target company. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Our public stockholders may not be afforded an opportunity to vote on our initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such initial business combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the rules of the NYSE currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding common stock to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding common stock, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their public shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may consummate our initial business combination even if holders of a majority of our outstanding public shares do not approve of the business combination we consummate.

If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote, and depending on the number of stockholders who vote, our sponsor, officers and directors may have almost enough votes to approve our initial business combination based on the shares held by them.

Our sponsor, directors and officers have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our sponsor’s founder shares, we would need only 8,625,001, or 37.5% (assuming all outstanding shares are voted) or 1,437,501, or 6.25% (assuming only the minimum number of shares representing a quorum are voted) of the 23,000,000 shares sold in our IPO to be voted in favor of a transaction in order to have our initial business combination approved. We expect that our sponsor and its permitted transferees will own at least 20% of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our sponsor and its permitted transferees agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders. Although none of our sponsor, directors or officers have any current intention to purchase our public shares, they are not restricted from doing so and there is no limit to the number of our public shares they may purchase. If they purchase any of our public shares and retain such shares until any stockholders vote on our initial business combination, the approval of our initial business combination by our stockholders will be even more likely.

Your only opportunity to affect the investment decision regarding our initial business combination will be limited to the exercise of your right to redeem your public shares from us for cash, unless we seek stockholder approval of such initial business combination.

Since our board of directors may complete our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the initial business combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights applicable to the outstanding public shares within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their public shares for cash may make our financial condition and liquidity unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting fees payable to the underwriter will not be adjusted for any public shares that are redeemed in connection with our initial business combination and such amount of deferred underwriting fees is not available for us to use as consideration in an initial business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting fees, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination (including, potentially, with the same target). Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming stockholders will give effect to the payment of the deferred underwriting fees.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our public shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many public stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of public shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third-party financing. In addition, if a larger number of public shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our initial business combination. In addition, the amount of deferred underwriting fees payable to the underwriter is not required to be adjusted for any public shares that are redeemed in connection with an initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our public shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your public shares

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not be entitled to receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your public shares in the open market; however, at such time our Class A common stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected to be expended in connection with the redemption of our public shares until we liquidate or you are able to sell your public shares in the open market.

The requirement that we complete our initial business combination by June 14, 2023, unless an Extension Period applies, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by June 14, 2023, unless an Extension Period applies. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by June 14, 2023 or during any Extension Period, in which case we would cease all operations, except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by June 14, 2023, unless an Extension Period applies. We may not be able to find a suitable target business and complete our initial business combination within the prescribed time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, while the extent of the impact of the novel coronavirus (“COVID-19”) pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may have negatively impacted, or may in the future negatively impact, businesses we may seek to acquire.

If we have not completed our initial business combination within such time period, we will: (1) cease all operations, except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, subject to lawfully available funds therefor, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of permitted withdrawals for tax and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.20 per share, or less than $10.20 per share, on the redemption of their public shares, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by our public stockholders may be less than $10.20 per share” and other risk factors herein.

If the net proceeds from our IPO and the Private Placement not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our management team or our sponsor or any of their respective affiliates to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.

The COVID-19 pandemic has in the past adversely affected the economies and financial markets worldwide, and could materially and adversely affect the business of any potential target business with which we consummate a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel or limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers in order to negotiate and consummate a transaction in a timely manner, or if the COVID-19 pandemic causes a prolonged economic downturn. The effects of the COVID-19 pandemic on businesses, and the inability to accurately predict the future impact of the pandemic on businesses, has also made determinations and negotiations of valuation more difficult, which could make it more difficult to consummate a business combination transaction.

The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and duration of the COVID-19 pandemic and the actions to contain the COVID-19 pandemic or treat its impact, among others. If the disruptions posed by the COVID-19 pandemic or other matters of global concern continue for an extensive period of time, our ability to consummate our initial business combination, or the operations of a target business with which we ultimately consummate our initial business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be materially adversely impacted by the COVID-19 pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being available on terms acceptable to us or at all.

Finally, the COVID-19 pandemic and other events may also have the effect of heightening many of the other risk factors described in this “Risk Factors” section, such as those related to the market for our securities.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital, or the imposition of unattractive covenants to obtain such capital, needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial business combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase public shares or public warrants from the public, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or other duty to do so.

Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling public stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its public shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of such public warrants outstanding or to vote such public warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Further, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, or officers or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination despite our compliance with the tender offer rules or proxy rules, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its public shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In addition, we will require that beneficial holders identify themselves. In the event that a stockholder fails to comply with these procedures, its shares may not be redeemed.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (1) the completion of our initial business combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide our public stockholders the right to have their public shares redeemed in connection with our initial business combination or to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 14, 2023 or during any Extension Period, or with respect to any other provision relating to stockholder rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we are unable to complete our initial business combination by June 14, 2023 or during any Extension Period, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within the prescribed time period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in the Trust Account. In that case, public stockholders may be forced to wait beyond June 14, 2023 or longer to the extent there is any applicable Extension Period before they receive funds from the Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to such warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on the NYSE under the symbols “PORT.U,” “PORT” and “PORT.W,” respectively. Although our securities are currently listed on the NYSE, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum of 300 public holders. Additionally, immediately upon the consummation of our initial business combination, we will be required to demonstrate compliance with NYSE listing requirements that are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4 per share, our global market capitalization would be required to be at least $150,000,000, the aggregate market value of our publicly-held shares would be required to be at least $40,000,000 and we would be required to have a minimum of 400 round lot holders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

• a limited availability of market quotations for our securities;

• reduced liquidity for our securities;

• a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

• a limited amount of news and analyst coverage; and

• a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on the NYSE, our units, Class A common stock and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

You will not be entitled to protections normally afforded to investors of certain other blank check companies.

Since the net proceeds from our IPO and the Private Placement are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet of our company demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our IPO had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of our initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our public shares, you will lose the ability to redeem all such shares in excess of 15% of our public shares.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of our public shares, without our prior consent, which we refer to as the “Excess Shares.” However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold the Excess Shares and, in order to dispose of such shares, would be required to sell your Excess Shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination within the prescribed time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of the Trust Account, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations While we believe there will be numerous target businesses we could potentially acquire with the net proceeds from our IPO and the Private Placement, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Although our management team and our sponsor and any of their respective affiliates may invest or further invest, as applicable, in us in the future, they are under no obligation or other duty to do so.

This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial business combination and we are obligated to pay cash for public shares that are redeemed, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating and completing our initial business combination. If we are unable to complete our initial business combination within the prescribed time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of the Trust Account and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our public stockholders may be less than $10.20 per share” and other risk factors herein.

If the funds not being held in the Trust Account are insufficient to allow us to operate until at least June 14, 2023, we may be unable to complete our initial business combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until at least June 14, 2023, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plan to address this need for capital through potential additional loans from certain of our affiliates are discussed in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until June 14, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination within the prescribed time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of the Trust Account and our warrants will expire worthless. Please see “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our public stockholders may be less than $10.20 per share” and other risk factors herein.

If the funds not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our management team or our sponsor or any of their respective affiliates to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

Of the net proceeds from our IPO and the Private Placement, as of December 31, 2021, only $1,950,543 was available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our management team, sponsor or directors or any of their respective affiliates to operate or may be forced to liquidate. None of our management team or our sponsor or any of their respective affiliates is under any obligation or other duty to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination by June 14, 2023 or during any Extension Period. If we are unable to complete our initial business combination within the prescribed time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such case, our public stockholders may receive only $10.20 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our public stockholders may be less than $10.20 per share” and other risk factors herein.

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.20 per share.

The funds in the Trust Account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $234,600,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.20 per share.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, liquidity, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in a significant negative effect on our financial condition, liquidity, results of operations and the price of our securities. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

If we have not completed our initial business combination by June 14, 2023, or during any Extension Period, our public stockholders may be forced to wait beyond such prescribed time period before redemption from the Trust Account.

If we have not completed our initial business combination by June 14, 2023, or during any Extension Period, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (net of permitted withdrawals for tax and less up to $100,000 of interest to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public stockholders from the Trust Account shall be effected prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution are subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In that case, investors may be forced to wait beyond June 14, 2023 before the redemption proceeds of the Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from the Trust Account. We have no obligation to return funds to investors prior to the redemption of our public shares or our liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated certificate of incorporation and then only in cases where public stockholders have properly sought to redeem their shares of Class A common stock. Only upon redemption of our public shares or our liquidation will public stockholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated certificate of incorporation prior thereto.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by our public stockholders may be less than $10.20 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination by June 14, 2023, or during any Extension Period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by our public stockholders could be less than the $10.20 per public share initially held in the Trust Account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a business combination agreement, reduce the amount of funds in the Trust Account to below: (1) $10.20 per public share; or (2) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals for tax and up to $100,000 of interest to pay dissolution expenses, except as to any claims by a third party (including such target business) who executed a waiver of any and all rights to the monies held in the Trust Account (whether any such waiver is enforceable) and except as to any claims under our indemnity or contribution of the underwriter against certain liabilities, including liabilities under the Securities Act. We have not independently investigated or verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations.

We have also not asked our sponsor to reserve for such indemnification obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions of public shares could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of: (1) $10.20 per public share; or (2) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per share due to reductions in the value of the trust assets, in each case net of permitted withdrawals for tax, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.20 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers, and our obligation to indemnify our directors and officers may have certain adverse consequences.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account and not to seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination by June 14, 2023 or during any Extension Period. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by our public stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our public stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our public stockholders and the per share amount that would otherwise be received by our public stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our public stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per share amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

• restrictions on the nature of our investments; and

• restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

• registration as an investment company with the SEC;

• adoption of a specific form of corporate structure; and

• reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide our public stockholders the right to have their public shares redeemed in connection with our initial business combination or to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 14, 2023, or during any Extension Period, or with respect to any other provision relating to stockholder rights or pre-initial business combination activity; and (iii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination within the prescribed time period, our public stockholders may receive only approximately $10.20 per share on the liquidation of the Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. Please see “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our public stockholders may be less than $10.20 per share” and other risk factors herein.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may materially and adversely affect us, including our ability to negotiate and complete our initial business combination.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly.

Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and governmental policies, and those changes could have a material adverse effect on our business, investments, financial condition, liquidity and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on us, including our ability to negotiate and complete our initial business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by June 14, 2023, or during any Extension Period, may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the prescribed time period in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the prescribed time period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by the NYSE) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to discuss company affairs with management. In addition, prior to our initial business combination, (a) as holders of our Class A common stock, our public stockholders will not have the right to vote on the election of our directors, and (b) only holders of a majority of the issued and outstanding shares of our Class B common stock may remove a member of our board of directors with or without cause.

Although we included the sale of the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act in the registration statement for our IPO, that registration statement may not be current or another registration statement covering such sale of the shares of Class A common stock may not be in place when a holder of the warrants desires to exercise the warrants, thus precluding such holder from being able to exercise its warrants except on a “cashless basis.” If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

Although we included the sale of the shares of Class A common stock issuable upon exercise of the warrants in the registration statement for our IPO, because the warrants are not exercisable until 30 days after the completion of our initial business combination, we do not currently intend to file a post-effective amendment to the registration statement for our IPO (our “IPO registration statement”) or file a new registration statement covering the sale of the shares of Class A common stock issuable upon exercise of the warrants until after the initial business combination has been consummated. Under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file a post-effective amendment to our IPO registration statement or a new registration statement, in our discretion, with the SEC and, within 60 business days after such closing, have an effective registration statement covering the sale of the shares of Class A common stock issuable upon exercise of the warrants and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the sale of the shares of Class A common stock issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, in which case the number of shares of our Class A common stock that you will receive upon cashless exercise will be based on a formula, subject to a maximum number of shares equal to 0.361 of a share of our Class A common stock per whole warrant (subject to adjustment) in the case of such warrant exercise during the 30-day redemption period referred to in the warrant agreement. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the sale of the shares issuable upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration or qualification is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement or make available a current prospectus, but we will use our commercially reasonable efforts to register or qualify the sale of the shares issuable upon exercise of the warrants under applicable state blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the sale of the shares issuable upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in those units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of our public warrants. In such an instance, our sponsor and its permitted transferees would be able to exercise their warrants and sell the shares of Class A common stock underlying their warrants while holders of our public warrants would not be able to do so. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the sale of the underlying shares of Class A common stock for sale under all applicable state securities laws. In addition, we have not committed to register or qualify the sale of the shares issuable upon exercise of warrants under any non-U.S. securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants.

The warrants may become exercisable and redeemable for a security other than the shares of Class A common stock, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the shares of Class A common stock. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to file a registration statement for the sale of the security underlying the warrants within 15 business days of the closing of an initial business combination.

If you exercise your public warrants on a “cashless basis,” you will receive fewer shares of Class A common stock from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement or to make available a current prospectus, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Second, if we call the warrants for redemption in the circumstances described in Exhibit 4.5 to this report under the caption “Description of Securities—Public Warrants—Redemption of warrants for cash when the price per share of Class A common stock equals or exceeds $18.00,” warrant holders will be able to exercise their warrants on a cashless basis prior to redemption if we require or permit that warrants be exercised on a cashless basis in connection with such redemption. In the event of any such exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants being exercised for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants being exercised, multiplied by the excess of the “fair market value” of our Class A common stock (defined above) over the exercise price of the warrants by (y) the fair market value, and the number of shares of our Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised the warrant for cash. For example, if the holder is exercising 875 warrants at $11.50 per share through a cashless exercise when the shares of our Class A common stock have a fair market value of $17.50 per share when there is no effective registration statement, then, upon the cashless exercise, the holder will receive 300 shares of our Class A common stock. The holder would have received 875 shares of our Class A common stock if the exercise price was paid in cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of our Class A common stock upon a cashless exercise of the warrants they hold.

Third, if we call the warrants for redemption in the circumstances described in Exhibit 4.5 to this report under the caption “Description of Securities—Public Warrants—Redemption of warrants for cash when the price per share of Class A common stock equals or exceeds $10.00,” holders who wish to exercise their warrants may do so on a cashless basis. In the event of an exercise on a cashless basis under those circumstances, a holder would receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock.

In any of these cases, this will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of shares of our Class A common stock upon a cashless exercise of the warrants they hold.

Our warrants are accounted for as a warrant liability, were recorded at fair value upon issuance and any changes in fair value of our warrants in each period will be reported in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.

We have 23,200,000 warrants outstanding (comprised of the 11,500,000 public warrants and 11,700,000 private placement warrants). We account for these warrants as a warrant liability, which means that we recorded them at fair value upon issuance and that any changes in their fair value in each period will be reported in earnings. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our Class A common stock represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our results of operations will fluctuate quarterly, based on various factors, such as the share price of our common stock, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a business combination partner that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

The grant of registration rights to our sponsor and its permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to a registration rights agreement that we entered into in connection with our IPO, our sponsor and its permitted transferees can demand that we register the resale of their founder shares after those shares convert to shares of our Class A common stock at the time of our initial business combination. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our sponsor or its permitted transferees, the private placement warrants owned by our sponsor or its permitted transferees or warrants issued in connection with working capital loans are registered for resale.

Because we are neither limited to evaluating target businesses in a particular industry, sector or geography, nor have we identified any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry, sector or geography. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in acquisition targets that may be outside of our management’s areas of expertise.

We will consider a business combination in sectors which may be outside of our management’s areas of expertise if such business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

We may engage the underwriter or one or more of its affiliates to provide services to us in the future, which may include acting as an advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. The underwriter is entitled to receive deferred underwriting fees that will be released from the Trust Account only upon a completion of an initial business combination. These financial incentives may cause the underwriter to have potential conflicts of interest in rendering any such services, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage the underwriter or one or more of its affiliates to provide services to us in the future, including, for example, identifying potential targets, providing advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay the underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriter is also entitled to receive deferred underwriting fees that are conditioned on the completion of an initial business combination. The underwriter’s or its affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Although we have identified general guidelines and characteristics that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such guidelines and characteristics, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with such guidelines and characteristics.

Although we have identified general guidelines and characteristics for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have attributes entirely consistent with such guidelines and characteristics. If we complete our initial business combination with a target that does not meet some or all of these guidelines and characteristics, such combination may not be as successful as a combination with a business that does meet all of our guidelines and characteristics. In addition, if we announce a prospective business combination with a target that does not meet our general guidelines and characteristics, a greater number of public stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general guidelines and characteristics . If we are unable to complete our initial business combination within the prescribed time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of the Trust Account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

A slowdown in economic growth in the markets that our target business operates in may materially and adversely affect our business, financial condition, liquidity and results of operations, the value of our securities and the trading price of our shares following our business combination.

Following the business combination, our results of operations, liquidity and financial condition may be dependent on, and may be adversely affected by, conditions in financial markets in the global economy, and, particularly in the markets where the target business operates. The specific economy could be adversely affected by various factors, such as political or regulatory action, including business corruption, social disturbances, terrorist attacks and other acts of violence or war, natural calamities, interest rates, inflation, commodity and energy prices and various other factors which may materially and adversely affect our business, financial condition, liquidity and results of operations, the value of our securities and the trading price of our shares following the business combination.

We are generally not required to obtain an opinion regarding fairness from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view.

In addition, if our board of directors is not able to determine the fair market value of the target businesses or assets, in connection with the rules of the NYSE that require that an initial business combination be with one or more businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discount), we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria.

Other than the two circumstances described above, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm.

If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of December 31, 2021, there were 153,800,000 and 14,250,000 authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants, but not shares reserved upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holders thereof, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2021, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote on any initial business combination, pre-initial business combination activity or amendments to the articles of our amended and restated certificate of incorporation that govern certain rights of holders related to our consummation of an initial business combination. The issuance of additional shares of common or preferred stock:

• may significantly dilute the equity interest of our investors;

• may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

• could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

• may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

• may adversely affect prevailing market prices for our units, common stock and/or warrants; and

• may not result in adjustment to the exercise price of our warrants.

Resources could be wasted in researching initial business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination within the prescribed time period, our public stockholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of the Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination within the prescribed time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of the Trust Account and our warrants will expire worthless. Please see “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our public stockholders may be less than $10.20 per share” and other risk factors herein.

Our officers and directors will allocate some of their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other responsibilities. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our officers and directors is and/or may be engaged in several other business endeavors for which they may be entitled to substantial compensation and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

We are dependent upon our officers and directors and their departure could adversely affect us.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our other directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and financial results of our post-combination company.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, we do not currently expect that any of them will do so. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and financial results of our post-transaction company. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and financial results of our post-transaction company.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may cause our key personnel to have conflicts of interest in determining whether to proceed with a particular business combination.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

Members of our management team and board of directors have significant experience as board members, officers or executives of other companies. As a result, certain of those persons have been, may be, or may become, involved in proceedings, investigations and litigation relating to the business affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as board members, officers or executives of other companies. As a result of their involvement and positions in these companies, certain persons were, are now, or may in the future become, involved in litigation, investigations or other proceedings relating to the business affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert our management team’s and board’s attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Members of our management team and affiliated companies have been, or may in the future be, subject to media coverage and involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been (or intend to be) involved in a wide variety of businesses. Such involvement has, or may, lead to significant media coverage and public awareness. In addition, members of our management team and affiliated companies have been, or may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such media coverage, public awareness, disputes or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company and comply with applicable rules and regulations.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company and comply with applicable rules and regulations (including SEC reporting requirements), the operations and financial results of the post-combination company may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and financial results of our post-combination company. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. As a result, we may need to reconstitute the management team of the post-transaction company in connection with our initial business combination, which may adversely impact our ability to complete an initial business combination in a timely manner or at all.

Our sponsor, officers and directors are now, and/or may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor, officers and directors are now, and/or may in the future become, affiliated with entities (such as operating companies, investment vehicles or other blank check companies) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. As such, our officers and directors are not prohibited from sponsoring, or otherwise becoming involved with, any other blank check companies prior to us completing our initial business combination. As a result, our officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other entity with which they may become involved.

Each of our officers and directors presently has, and/or in the future may have, additional, fiduciary or contractual duties or obligations to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual duties or obligations to present the opportunity to such entity, he or she will honor these duties or obligations to present such business combination opportunity to such entity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Even if an officer or director of ours does not have any fiduciary or contractual duties or obligations to another entity, such officer or director may, nonetheless, choose to present business combination opportunities to other entities before presenting them to us if such officer or director is not prohibited by our amended and restated certificate of incorporation from doing so. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our sponsor, officers and directors and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our sponsor, officers or directors or any of their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, officers or directors. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Affiliates of our sponsor have invested in entities in a diverse range of industries. As a result, there may be substantial overlap between companies that would be suitable business combination candidates for us and companies that would make an attractive investment and/or target for such other entities.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other businesses, we may decide to acquire one or more businesses affiliated with or competitive with our sponsor, officers and directors and their respective affiliates. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that a combination with such affiliated entity was in our best interests and such transaction was approved by a majority of our independent directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our sponsor will lose its entire investment in us if our initial business combination is not completed within the prescribed time period (other than with respect to any public shares it may hold), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

As of March 22, 2022, our sponsor held an aggregate of 5,750,000 founder shares, representing 20.0% of our outstanding public shares and an aggregate of 11,700,000 private placement warrants entitling the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment. The founder shares will be worthless if we do not complete an initial business combination by June 14, 2023 or during any Extension Period.

The founder shares are identical to the public shares, except that: (1) only holders of the founder shares have the right to vote on the election of directors and to remove directors prior to our initial business combination; (2) the founder shares are subject to certain transfer restrictions contained in a letter agreement; (3) our sponsor, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination, (b) waive their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide our public stockholders the right to have their public shares redeemed in connection with our initial business combination or to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by June 14, 2023, or during any Extension Period, or (B) with respect to any other provision relating to stockholder rights or pre-initial business combination activity; and (c) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial business combination by June 14, 2023, or during any Extension Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination by June 14, 2023, or during any Extension Period); (4) the founder shares are automatically convertible into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holders thereof, on a one-for-one basis, subject to adjustment, as described herein; and (5) the holders of founder shares are entitled to registration rights. If we submit our initial business combination to our public stockholders for a vote, our sponsor and officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them purchased during or after our IPO in favor of our initial business combination. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial business combination. Any such amendments or waivers would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible and may have an adverse effect on the value of an investment in our securities.

The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for completing our initial business combination nears. In particular, because the founder shares were purchased at approximately $0.004 per share, the holders of our founder shares (including our officers and directors that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public stockholders lose money on their investment as a result of the post-combination value of their shares of Class A common stock (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) being less than the amount they purchased those shares ($10.00 per share in the case of public stockholders that purchased in our IPO). For example, a holder of 1,000 founder shares would have paid approximately $4.00 to obtain such shares. At the time of an initial business combination, such holder would be able to convert such founder shares into 1,000 shares of our Class A common stock, and would receive the same consideration in connection with our initial business combination as a public stockholder for the same number of shares of our Class A common stock. If the value of the shares of our Class A common stock on a post-combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per share of our Class A common stock, the holder of our founder shares would obtain a profit of approximately $4,996 on account of the 1,000 founder shares that the holder had converted into shares of Class A common stock in connection with the initial business combination. By contrast, for example, a public stockholder holding 1,000 shares of Class A common stock, which were purchased by such public stockholder in our IPO, would lose approximately $5,000 in connection with the same transaction.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may materially and adversely affect our leverage, liquidity and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no current commitments to issue any notes or other debt securities, or to otherwise incur debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption of the public shares from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

• default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

• acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

• our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

• our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

• our inability to pay dividends on our common stock;

• using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

• limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

• increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

• limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds from our IPO and the Private Placement, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may materially negatively impact our operations and financial results.

As of December 31, 2021, the Trust Account held $234,600,690 in funds available to complete our initial business combination (which includes $8,050,000 of deferred underwriting commissions being held in the Trust Account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

• solely dependent upon the performance of a single business, property or asset; or

• dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination, as well as on our operations and financial results.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our financial results and condition.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our financial results and condition.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as attractive as we anticipated, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. Upon loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in our initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target or issue a substantial number of new shares of Class A common stock to third parties in connection with financing our initial business combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting fees, to be less than $5,000,001 (such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions of public shares in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all public shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination (including, potentially, with the same target).

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments, including our warrant agreement, in a manner that will make it easier for us to complete our initial business combination that some of our stockholders or warrant holders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any such amendment would be deemed to fundamentally change the nature of any of the securities issued in our IPO, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the trust agreement governing the release of funds from the Trust Account) may be amended with the approval of holders of at least 65% of the outstanding shares of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation provides that any of its provisions (other than provisions relating to the appointment and removal of directors prior to our initial business combination, which may only be amended with the approval of the holders of a majority of the outstanding shares of our Class B common stock) related to pre-business combination activity (including the requirement to deposit proceeds from our IPO and the Private Placement into the Trust Account and not release such amounts, except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of the outstanding shares of our common stock, and corresponding provisions of the trust agreement governing the release of funds from the Trust Account may be amended if approved by holders of at least 65% of the outstanding shares of our common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of the outstanding shares of our common stock, subject to applicable provisions of the DGCL, or applicable stock exchange rules. We may not issue additional securities with the right to vote on amendments to our amended and restated certificate of incorporation or on our initial business combination. Our sponsor, which owned 20% of our common stock as of March 22, 2022, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide our public stockholders the right to have their public shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 14, 2023, or during any Extension Period, or with respect to any other provision relating to stockholder rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

Certain agreements related to our IPO may be amended without stockholder approval.

Certain agreements, including the letter agreement among us and our sponsor, officers and directors, and the registration rights agreement among us and our sponsor, may be amended without stockholder approval. These agreements contain various provisions that our public stockholders might deem to be material. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds from our IPO and the Private Placement will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds from our IPO and the Private Placement prove to be insufficient, because of (1) the size of our initial business combination, (2) the depletion of the available net proceeds in search of a target business, (3) the obligation to redeem for cash a significant number of public shares from stockholders who elect redemption in connection with our initial business combination or (4) the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. None of our sponsor, officers or directors, or any entity affiliated with our sponsor, officers or directors, is obligated to provide, or seek, any such financing or, except as expressly set forth herein, to provide any other services to us. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. If we are unable to complete our initial business combination in the prescribed time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of the Trust Account, and our warrants will expire worthless.

Our sponsor and any other holder of our founder shares will control the election of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, our sponsor (and any such other holders) will elect all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

As of March 22, 2022, our sponsor owned 20% of our outstanding common stock and all of our founder shares. The founder shares will entitle the holders to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, only holders of a majority of our founder shares may remove a member of the board of directors with or without cause. These provisions of our amended and restated certificate of incorporation may only be amended by the holders of a majority of the outstanding shares of our Class B common stock. As a result, you will not have any influence over the election or removal of our directors prior to our initial business combination.

Although none of our sponsor, directors or officers have any current intention to purchase additional securities of ours, they are not restricted from doing so and there is no limit to the number of our securities they may purchase. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, as a result of its substantial ownership in our company, our sponsor may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our sponsor purchases any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our sponsor will exert significant influence over actions requiring a stockholder vote.

Our sponsor paid an aggregate of $25,000 for the founder shares, or approximately $0.004 per founder share. As a result of this low initial price, the holders of our founder shares (including our officers and directors that directly or indirectly own founder shares) stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public stockholders.

As a result of the low acquisition cost of our founder shares, the holders of our founder shares (including our officers and directors that directly or indirectly own founder shares) could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public stockholders. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid for their founder shares at a purchase price that is about the same as the prices that public stockholders purchased their public shares in our IPO or the aftermarket.

We may amend the terms of the warrants in a manner that may be adverse to holders of the public warrants with the approval by the holders of a majority of the outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrants could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened, the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, and changes designed to result in accounting for the warrants as equity could be effected, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity, mistake (including to conform the warrant agreement to the description thereof herein) or correct any defective provision, but requires the approval by the holders of a majority of the outstanding public warrants to make any change that adversely affects the interests of the holders of our warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of a majority of the outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, a majority of the outstanding private placement warrants approve such amendment. Although our ability to amend the terms of the warrants with the consent of a majority of the outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period, decrease the number of shares of our common stock purchasable upon exercise of a warrant or effect accounting for the warrants as equity. Our sponsor may purchase public warrants with the intention of reducing the number of public warrants outstanding or to vote such public warrants on any matters submitted to warrant holders for approval, including amending the terms of the warrants in a manner adverse to the interests of the holders of public warrants. While our sponsor has no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for such transactions, there is no limit on the number of our public warrants that our sponsor may purchase and it is not currently known how many public warrants, if any, our sponsor may hold at the time of our initial business combination or at any other time during which the terms of the warrants may be proposed to be amended.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States of America have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (in this context, a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (in this context, an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition, liquidity and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making such warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sale price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to all the warrant holders. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your redeemable warrants. However, none of the private placement warratns will be redeemable by us (except under certain circumstances in connection with the redemption described in the next paragraph) so long as they are held by our sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant, provided that the last reported sale price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders, and provided further that holders will be able to exercise their warrants on a cashless basis prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. Any such redemption may have similar consequences to the redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

Our sponsor currently holds 5,750,000 founder shares and 11,700,000 private placement warrants. The founder shares are convertible into shares of Class A common stock, as provided herein, on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our management team, sponsor or directors or any of their respective affiliates make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the private placement warrants.

To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our IPO except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us, except under certain limited circumstances; (2) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold, until 30 days after the completion of our initial business combination; (3) they may always be exercised by the holders on a cashless basis; and (4) the holders thereof (including with respect to the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time and therefore you will need to hold units in integral multiples of two in order for you to exercise your warrants prior to their separation from the units. Further, only whole warrants will trade. This is different from the units of some blank check companies whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision in our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described in Exhibit 4.5 to this report under the captions “Description of Securities—Public Warrants—Redemption of warrants for cash when the price per share of Class A common stock equals or exceeds $18.00” and “Description of Securities—Public Warrants—Redemption of warrants for cash when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger described in Exhibit 4.5 to this report under the caption “Description of Securities—Public Warrants—Redemption of warrants for cash when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

An active trading market for our securities may not develop or be maintained, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be maintained. You may be unable to sell your securities unless an active trading market develops and is maintained.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination by June 14, 2023 or during any Extension Period.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. Accordinglyo, stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a financial accounting standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of that fiscal year’s second fiscal quarter and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination, and present risks of non-compliance in the event we successfully consummate our initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on the effectiveness of our internal control over financial reporting. As a result, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on the effectiveness of our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination. Moreover, there can be no assurance that the incumbent management team of a business combination target will have the necessary experience or knowledge to develop the appropriate level of internal control over financial reporting and otherwise maintain compliance with the applicable requirements of the Sarbanes-Oxley Act. If we complete our business combination and the management team of the combined entity is unable to comply with the applicable requirements of the Sarbanes-Oxley Act, our operations might suffer and we could be materially and adversely affected.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Section 203 of the DGCL affects the ability of an “interested stockholder” to engage in certain business combinations for a period of three years following the time that the stockholder becomes an “interested stockholder.” We have elected in our amended and restated certificate of incorporation not to be subject to Section 203 of the DGCL. Nevertheless, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that it provides that our sponsor, officers and directors, their affiliates and their transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and will therefore not be subject to such restrictions. These charter provisions may limit the ability of third parties to acquire control of our company.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation requires (unless our board, acting on our behalf, consents in writing to the selection of an alternative forum (which consent may be given at any time, including during the pendency of litigation)), to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, (iv) any action asserting a claim against us or our directors, officers or employees governed by the internal affairs doctrine of the State of Delaware or (v) any other action asserting an “internal corporate claim” as defined in Section 115 of the DGCL may, in each case, be brought by a stockholder (including a beneficial owner) only in the Court of Chancery in the State of Delaware, except any action (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that the exclusive forum provision will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts of the United States of America have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, our amended and restated certificate of incorporation provides that the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums for any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of, and to have consented to, the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope of the forum provisions is filed in a court other than a court located within the State of Delaware (in this context, a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (in this context, an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This forum selection clause may discourage claims or limit stockholders’ ability to submit claims in a judicial forum that they find favorable and may result in additional costs for a stockholder seeking to bring a claim. While we believe the risk of a court declining to enforce this forum selection clause is low, if a court were to determine the forum selection clause to be inapplicable or unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could result in a diversion of the time and resources of our officers and directors and have a material adverse effect on us.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may materially and adversely affect us.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

• costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

• rules and regulations regarding currency redemption;

• imposition of withholding taxes;

• laws governing the manner in which future business combinations may be effected;

• tariffs and trade barriers;

• regulations related to customs and import/export matters;

• longer payment cycles;

• tax consequences, such as variations in tax law as compared to the United States;

• changes in local regulations as part of a response to the COVID-19 pandemic;

• currency fluctuations and exchange controls, including devaluations and other exchange rate movements;

• rates of inflation, price instability and interest rate fluctuations;

• challenges in collecting accounts receivable;

• cultural and language differences;

• employment regulations;

• crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

• deterioration of political relations with the United States;

• obligatory military service by personnel; and

• government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination or, if we complete such initial business combination, our operations might suffer, either of which may materially and adversely affect us.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, one or more of our officers and directors could resign from their positions, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues, which may materially and adversely affect us.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on operations and financial results.

Terrorist attacks, communal disturbances, civil unrest and other acts of violence or war may result in a loss of investor confidence and a decline in the value of our securities and trading price of our shares following our initial business combination.

Terrorist attacks, civil unrest and other acts of violence or war may negatively affect the markets in which we may operate our business following our initial business combination and also adversely affect the worldwide financial markets. Events of this nature in the future, as well as social and civil unrest, could influence the economy in which our target business operates, and could have a material adverse effect on us, the value of our securities and the trading price of our shares following our initial business combination.

Since only holders of our founder shares have the right to vote on the election of directors and to remove directors prior to consummation of our initial business combination, the NYSE considers us to be a “controlled company” within the meaning of the rules of the NYSE and, as a result, we qualify for exemptions from certain corporate governance requirements.

Prior to consummation of our initial business combination, only holders of our founder shares have the right to vote on the election of directors and to remove directors prior to our initial business combination, and such rights may only be amended by a resolution passed by the holders of a majority of the outstanding shares of our Class B common stock. As a result, the NYSE considers us to be a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under those corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;

•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	to the extent we have one, we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to have a compensation committee prior to consummation of our initial business combination. Except for not having a compensation committee, we do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the NYSE, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We do not own or lease any real estate or other physical properties materially important to our operation. We currently maintain our executive offices at 1745 Grand Avenue, Del Mar, California 92014. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A common stock and warrants are each traded on the New York Stock Exchange under the symbols “PORT.U,” “PORT” and “PORT.W,” respectively. Our units commenced public trading on December 10, 2021, and our Class A common stock and warrants commenced separate public trading on January 31, 2022.

Holders

On March 22, 2022, there was 1 holder of record of our units, 1 holder of record of our Class A common stock, 2 holders of record of our warrants, and 1 holder of record of our founder shares.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On May 27, 2021 our sponsor purchased an aggregate of 7,187,500 founder shares for an aggregate purchase price of $25,000. On November 24, 2021, our sponsor surrendered 1,437,500 founder shares for no consideration, thereby reducing the aggregate number of founder shares outstanding to 5,750,000, resulting in an effective purchase price paid for the founder shares of approximately $0.004 per share, and reducing the aggregate number of founder shares owned by our sponsor to 5,750,000. The sale of the founder shares was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

As described above under the heading “Business – General” in Part I of this report, on December 14, 2021, we consummated the Private Placement, with our sponsor, of an aggregate of 11,700,000 private placement warrants at a price of $1.00 per private placement warrant, generating gross proceeds to us of $11,700,000. On December 14, 2021, a total of $234,600,000 of the net proceeds from our IPO and the Private Placement were deposited in the Trust Account. The private placement warrants are identical to the warrants sold as part of the units in our IPO except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us, except under certain limited circumstances; (2) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold, until 30 days after the completion of our initial business combination; (3) they may always be exercised by the holders on a cashless basis; and (4) the holders thereof (including with respect to the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights. The sale of the private placement warrants was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds from the Initial Public Offering

On December 14, 2021, we consummated our IPO of 23,000,000 units, which included 3,000,000 units issued pursuant to the exercise in full by Bofa Securities, Inc., the underwriter, of its over-allotment option, which option was granted to the underwriter under the underwriting agreement for our IPO. The units were sold at a price of $10.00 per unit, and our IPO generated gross proceeds of $230,000,000. The securities sold in our IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-261370). The SEC declared the registration statement effective on December 9, 2021.

At the time of the consummation of our IPO, we paid a total of $4,600,000 in underwriting fees related to our IPO. In addition, the underwriter agreed to defer $8,050,000 in underwriting fees.

On December 14, 2021, a total of $234,600,000 of the net proceeds from our IPO and the Private Placement were deposited in the Trust Account. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account and are available for a business combination, assuming no redemptions, after payment of $8,050,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination. The proceeds held in the Trust Account will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a recently incorporated blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not identified any business combination target. We intend to effectuate our initial business combination using cash from the proceeds from our IPO and the Private Placement, our capital stock, debt or a combination of cash, capital stock and debt.

On December 14, 2021, we completed our IPO of 23,000,000 units (including 3,000,000 units pursuant to the exercise in full of the underwriter’s over-allotment option) and the Private Placement of an aggregate of 11,700,000 private placement warrants. An aggregate of $234,600,000 in proceeds from our IPO and the Private Placement has been placed in the Trust Account.

For the period from April 13, 2021 (inception) through December 31, 2021, we had net income of $2,325,692, which consisted of formation and operating expenses of $838,998, offset by a gain of $3,164,000 for the change in fair value of the warrant liability and an unrealized gain of $690 on marketable securities held in the Trust Account.

Results of Operations and Known Trends or Future Events

We did not commence operations until after the closing of our IPO in December 2021, and we have not engaged in any significant operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no material adverse change in our financial condition since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Liquidity and Capital Resources

The funds in the Trust Account have been and will continue to be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the funds held in the Trust Account (less taxes payable and deferred underwriting fees) to complete our initial business combination. Delaware franchise tax is based on our authorized shares or on our assumed par and non-par capital, whichever yields a lower result. Under the authorized shares method, each share is taxed at a graduated rate based on the number of authorized shares with a maximum aggregate tax of $200,000 per year. Under the assumed par value capital method, Delaware taxes each $1,000,000 of assumed par value capital at the rate of $400; where assumed par value would be (1) our total gross assets, divided by (2) our total issued shares of common stock, multiplied by (3) the number of our authorized shares. Our annual franchise tax obligation is expected to be capped at the maximum amount of annual franchise taxes payable by us as a Delaware corporation of $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the only taxes payable by us out of the funds in the Trust Account will be income and franchise taxes. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we held $1,950,543 outside the Trust Account. We expect to use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the Trust Account is not sufficient to pay our taxes.

As of December 31, 2021, we had working capital of $1,010,298. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our management team or our sponsor or any of their respective affiliates may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our management team, or our sponsor or any of their affiliates, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

Prior to our initial business combination, we expect our primary liquidity requirements to include approximately $300,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combinations; $150,000 for legal and accounting fees related to regulatory reporting requirements; $650,000 for directors and officers insurance premiums; $270,000 for office space, utilities, and secretarial and administrative services pursuant to our agreement with our sponsor to pay our sponsor $15,000 per month for these services from December 10, 2021 until our initial business combination or liquidation; $85,000 for NYSE continued listing fees; and approximately $195,000 for working capital to cover miscellaneous expenses (including franchise taxes net of anticipated interest income).

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds held outside the Trust Account to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we may target businesses with enterprise values that are greater than we could acquire with the net proceeds from our IPO and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Commitments and Contractual Obligations

Pursuant to the underwriting agreement for our IPO, the underwriter is entitled to a deferred fee of $0.35 per unit sold, or $8,050,000 in the aggregate. The deferred fee is payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a business combination within the prescribed time period.

We have entered into a letter agreement with our sponsor pursuant to which we are required to pay our sponsor a total of $15,000 per month for office space, utilities, and secretarial and administrative services, commencing on December 10, 2021, the date that our securities were first listed on the NYSE, through the earlier of our initial business combination and our liquidation.

Please refer to Note 8 – Commitments and Contingencies of our financial statements for more information on our commitments and contractual obligations.

Critical Accounting Policies and Estimates

Please refer to the information in Note 2 — Summary of Significant Accounting Policies of our financial statements for a description of our critical accounting policies and estimates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The net proceeds from our IPO and the Private Placements held in the Trust Account are invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Financial Statements and Supplementary Data.

Reference is made to Pages F-1 through F-19 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our chief executive officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer who also acts as our principal accounting officer, the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Jeb Spencer	53	Chief Executive Officer and Director
Jared Stone	51	Chairman
Sigmund Anderman	80	Director
Matthew Hansen	43	Director
Jennifer Nuckles	47	Director
Cathleen Schreiner Gates	67	Director
David Winfield	70	Director

Jeb Spencer is our Chief Executive Officer and a member of our board of directors. He is the co-founder and managing partner of TVC Capital, a software focused, growth equity fund, a position he has held since 2006. He has been a chief executive officer, investor and board member of SaaS companies and currently serves on the board of directors of 5 software companies: Dama Financial (since 2022); SpringBig (since 2020); SmartAction (since 2018); MediaPlatform (since 2015) and Centage Corporation (since 2014);. Mr. Spencer previously served on the board of directors of 10 other software companies, including SimpleNexus (2018 – 2022); Levels Beyond (2012-2021); ReverseVision (2012-2022); Docupace Technologies (2016 to 2020); EdgeWave (2014 to 2019); Accordent Technologies (2006 to 2011) and Ellie Mae, Inc. (previously NYSE: ELLI) (2011 to 2019). At Ellie Mae, a leading provider of automation software for the mortgage industry which is now a subsidiary of Intercontinental Exchange, Inc (NYSE: ICE), Mr. Spencer also served as the Chair of the board’s M&A Committee. Mr. Spencer was formerly the chief executive officer of Del Mar Datatrac, Inc., a provider of mortgage origination software to the mid-market that was sold to Fiserv (NASDAQ: FISV) in 2005 and to Ellie Mae in 2011. As managing partner of TVC Capital, he was involved in a $20 million Series A financing and a $108 million Series B financing in 2018 and January 2021, respectively, in which TVC Capital invested alongside Insight Partners in SimpleNexus, a homeownership software company that was acquired by nCino, Inc (NASDAQ; NCNO) in January 2022 in a stock and cash transaction valued at approximately $1.2 billion. SimpleNexus operates a digital platform for loan officers, borrowers and real estate agents that unites the people, systems and stages of the home buying process into a single end-to-end experience. The SimpleNexus platform serves independent mortgage banks, banks and credit unions, and loan originators in the United States. Mr. Spencer holds a B.A in Political Science from Boston College and an MBA from Harvard Business School.

We believe that Mr. Spencer’s extensive experience with software focused companies, including his experience as a board member of a number of these companies (including a former public company) and as a chief executive officer of certain of these companies, his business experience in investing in private companies, as well experience with sales of private companies qualify him to serve on our board.

Jared Stone is Chairman of our board of directors and an investor in private and public companies with over 27 years of experience leading investments on behalf of institutional and family investors. From 2001 to 2015, he was a co-founder, managing director and member of the investment committee of Northgate Capital, a global private equity investment firm, where he and his partners raised and invested approximately $4.5 billion in private equity capital. Mr. Stone co-led an investment in Del Mar Datatrac, a provider of mortgage origination software to the mid-market that was sold to Fiserv (NASDAQ: FISV) in 2005 and to Ellie Mae in 2011. Since 2014, he has served on the board of directors of Centage Corporation, a cloud planning, budgeting and forecasting software company. Prior to graduate school, Mr. Stone began his career at McKinsey & Company and then worked at Onex Corporation, Greenwich Street Capital Partners and Bain Capital. He holds a B.A. in Honors Economics from Brigham Young University, an MBA from Harvard Business School and a J.D. from Yale Law School.

We believe that Mr. Stone’s vast experience with investing in private and public companies, including a mortgage software company, as well as his experience as a board member qualify him to serve on our board.

Sigmund “Sig” Anderman is a member of our board of directors and an entrepreneur who has founded, run, invested in and advised many real estate and mortgage services and financial technology companies over a 50-year career. In 1997, he founded Ellie Mae, Inc. (previously NYSE: ELLI). At Ellie Mae, Mr. Anderman served as chief executive officer and chairman of the board of directors from 1997 through January 2015 and as executive chairman of the board of directors from February 2015 until April 2019 when Ellie Mae was acquired by Thoma Bravo, a private equity firm that subsequently sold Ellie Mae to Intercontinental Exchange, Inc. (NYSE: ICE). Mr. Anderman co-founded American Home Shield Corporation, a home warranty company, in 1973, and served as its general counsel until 1979 and as its chief executive officer from 1979 to 1982. Mr. Anderman founded CompuFund, Inc., a computerized mortgage banking company, in 1982 and served as its chief executive officer until 1991. Mr. Anderman founded Inspectech Corporation, a computerized home inspection company, in 1991 and served as its chief executive officer until 1998. Mr. Anderman was named one of the “Ten Most Influential People in the Mortgage Industry” in 2005 by Inman News and received the Distinguished Career Award from the Executive Roundtable for Mortgage Finance in 2019. Mr. Anderman serves on the boards of several nonprofit institutions, including Natural Resources Defense Council Action Fund (since 2014), the Anderman Foundation (President since 2012) and the Springboard Initiative (Chairman and President since 2015). Mr. Anderman holds a B.A. in Education from City College of New York and a J.D. from New York University Law School.

We believe that Mr. Anderman’s broad experience as an entrepreneur and chief executive officer, his years of experience as the chairman of the board of directors of a public company, as well as his experience with mergers and acquisitions qualify him to serve on our board.

Matthew Hansen is a member of our board of directors and is the founder and a former chief executive officer of SimpleNexus, a nCino Company. SimpleNexus is a homeownership software company with a digital platform for loan officers, borrowers and real estate agents. SimpleNexus was acquired by nCino, Inc. (NASDAQ: NCNO) in January 2022. Mr. Hansen founded SimpleNexus in 2011 and served as its chief executive officer until May 2021. Mr. Hansen has over 20 years of software development experience. Prior to founding SimpleNexus, Mr. Hansen designed and led the implementation of enterprise software systems for multiple companies. From 2009 to 2014, Mr. Hansen led core development at Simplifile, a company that primarily facilitates the electronic recording of land-records documents to counties. . Prior to Simplifile, Mr. Hansen was the development team lead at Amirsys, Inc. from 2005 to 2009. At Amirsys, Inc., he led a team of software engineers to build STATdx, an imaging diagnostic tool for radiologists. Mr. Hansen also developed a point-of-sale system software for Micron, built software to manage training for unions, and built a point-of-sale system for motorsports and recreational vehicle dealerships.

We believe that Mr. Hansen’s decades of experience in developing enterprise software/SaaS, including FinTech, as well as his years of experience as the founder and chief executive officer of a mortgage software focused company qualify him to serve on our board.

Jennifer Nuckles is a member of our board of directors and an Executive Vice President and the Group Business Unit Leader – Enterprise, Content, and Insights at SoFi Technologies, Inc. (NASDAQ: SOFI)(“SoFi”), a digital personal finance company, a position she has held since March 2020. She was Business Unit Leader – Marketplace, Enterprise, Partnerships and Content at SoFi from June 2019 to March 2020. Prior to joining SoFi, she was the Chief Marketing Officer of several consumer technology companies, including Doctor on Demand (2016 – 2019) and Zynga (NASDAQ: ZNGA) (2014 – 2016). Ms. Nuckles spent almost a decade in leadership positions at The Clorox Company, running well-known household-name brands. She began her career in consulting covering consumer and media at Arthur Andersen. Ms. Nuckles is a member of the board of directors of R-Zero, a biosafety technology company. Ms. Nuckles holds an MBA from Harvard Business School and a B.A. from the University of California. She is a Certified Public Accountant.

We believe that Ms. Nuckles’ years of experience as a marketing executive in the consumer technology industry, her current experience as a senior executive of a digital personal finance company, as well as her experience as a board member qualify her to serve on our board.

Cathleen Schreiner Gates is a member of our board of directors and is currently the chief executive officer of SimpleNexus, a nCino Company. SimpleNexus is a homeownership software company with a digital platform for loan officers, borrowers, and real estate agents. SimpleNexus was acquired by nCino, Inc. (NASDAQ; NCNO) in January 2022. Ms. Schreiner Gates has been the chief executive officer of SimpleNexus since May 2021 and was a member of its board of directors from March 2020 until January 2022. She served as the President of SimpleNexus from August 2020 until she became the company’s chief executive officer. Prior to SimpleNexus, she was the executive vice president of Sales and Marketing at Ellie Mae, Inc. (previously NYSE: ELLI), now a subsidiary of Intercontinental Exchange, Inc (NYSE: ICE), from March 2015 to July 2019 and was senior vice president of Sales and Client Services at Ellie Mae from February 2012 to March 2015. Ms. Schreiner Gates is the chief executive officer of Trifecta Consulting LLC, a Go-To-Market consulting company she founded in 2019. She has spent the last 10 years in the mortgage FinTech sector and has over 30 years of experience in enterprise software/SaaS, spanning multiple industries and ranging from venture-backed, early-stage companies to larger public companies, all with a high-growth focus. Ms. Schreiner Gates has been a speaker at industry events and is an active supporter of women-in-leadership organizations. She holds a B.A. in French Literature and an MBA from Rutgers University.

We believe that Ms. Schreiner Gates’s decades of experience in enterprise software/SaaS, her experience in various executive officer roles at mortgage software focused company, including her current role as the chief executive officer of a mortgage software company, as well as her experience as a board member qualify her to serve on our board.

David Winfield is a member of our board of directors and is currently an advisor to the Executive Director of the Major League Baseball Players Association, a position he has held since 2013. He is a former MLB player with broad experiences in professional sports, business, media and philanthropy. In his 22 year MLB career following his collegiate baseball career at the University of Minnesota, Minneapolis, Mr. Winfield won a World Series Championship, appeared in 12 All-Star Games and was inducted into the National Baseball Hall of Fame in his first year of eligibility. Subsequent to his baseball career, in 1995, he established Winfield & Winfield, Ltd., a personal services corporation that provides business development, consulting and advocacy services for corporate, sports, education and government entities, where he has served as President since its inception. In addition, Mr. Winfield created and headed the Winfield Foundation, a foundation which provided health and education services to youth and communities nationwide from 1975 to 1997.

We believe that Mr. Winfield’s years of business experience in providing various services to a range of entities, his experience as an officer of a private company, as well as his extensive experience in an advisory role for a major sports association qualify him to serve on our board.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members. Only holders of our founder shares have the right to elect and to remove our directors prior to consummation of our initial business combination, and holders of our public shares will not have the right to vote on the election or removal of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended if approved by the holders of a majority of the outstanding shares of our Class B common stock. Approval of our initial business combination will require the affirmative vote of a majority of our board directors. The term of office of our initial directors will expire at our first annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination. Any vacancy on our board of directors, including a vacancy resulting from an enlargement of our board of directors, may be filled by vote of a majority of our directors then in office.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has one standing committee: an audit committee. Because we are a “controlled company” under applicable rules of the NYSE, we are not required to have a compensation committee composed of independent directors, nor do we have a nominating and corporate governance committee. Our audit committee is composed of a majority of independent directors. Subject to phase-in rules, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. We are relying on the phase-in rule exemption that allows us to have our audit committee be comprised of only a majority of independent directors until one year from December 9, 2021, the date of effectiveness of the registration statement for our IPO. As our audit committee is composed of a majority of independent directors and a majority of its members are “audit committee financial experts,” we do not believe that our reliance on this exemption would materially adversely affect the ability of our audit committee to act independently or to otherwise satisfy its responsibilities. The audit committee operates under a charter that has been approved by our board and has the composition and responsibilities described below.

Audit Committee

We have established an audit committee of our board of directors. The members of our audit committee are Sigmund Anderman, Jennifer Nuckles and Jared Stone, with Jennifer Nuckles serving as chair of the audit committee.

Each member of the audit committee is financially literate. In addition, our board of directors has determined that each of Sigmund Anderman and Jennifer Nuckles qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. Our board of directors has also determined that Sigmund Anderman and Jennifer Nuckles are independent directors under applicable NYSE rules and Rule 10A-3 under the Exchange Act.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm has with us in order to evaluate their continued independence;

•	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or by the rules of the NYSE. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees.

Availability of Documents

Our Code of Ethics and our audit committee charter are available on our website www.southportone.com at the following location: www.southportone.com/corporate-governance/governance-documents. We intend to disclose any amendments to, or waivers of, certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11.	Executive Compensation.

Executive Officer and Director Compensation

None of our officers or directors have received any compensation for services rendered to us. Commencing on December 10, 2021, the date that our units were first listed on the NYSE, through the earlier of consummation of our initial business combination and our liquidation, we will pay our sponsor a total of $15,000 per month for office space, utilities, and secretarial and administrative services. In addition, our sponsor, officers, directors and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates.

After the completion of our initial business combination, officers and directors who remain with us may be paid consulting, management or other compensation from the post-transaction company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely that the amount of such compensation will be known at the time, because the directors of the post-transaction company will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors or by a majority of independent directors of the post-transaction company.

We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Compensation Committee Interlocks and Insider Participation

In the past year, Jeb Spencer, who serves, and in the past year served, as our Chief Executive Officer, served as a member of the board of directors of SimpleNexus, a company in which Cathleen Shreiner Gates, one of the members of our board of directors, currently serves, and in the past year served as chief executive officer, and in which Matthew Hansen another member of our board of directors served as chief executive officer in the past year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 22, 2022, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of any class of our common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this report.

	Class A common stock		Class B common stock
Name of Beneficial Owners(3)	Number of Shares Beneficially Owned	Approximate Percentage of Class(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class(2)
5% or Greater Beneficial Owners:
Southport Acquisition Sponsor LLC(4)	–	–	5,750,000	100.0%
Weiss Asset Management LP and affiliated entities and persons(5)	1,250,000	5.43%	–	–
Apollo Management Holdings GP, LLC and affiliated entities and persons(6)	1,250,000	5.43%

Directors and Executive Officers:
Jeb Spencer(7)	–	–	5,750,000	100.0%
Jared Stone(7)	–	–	5,750,000	100.0%
Sigmund Anderman*	–	–	–	–
Matthew Hansen*	–	–	–	–
Jennifer Nuckles*	–	–	–	–
Cathleen Schreiner Gates*	–	–	–	–
David Winfield*	–	–	–	–
All officers and directors as a group (seven individuals)	–	–	5,750,000	100.0%

*	This individual does not beneficially own any shares of common stock or private placement warrants. However, this individual has a pecuniary interest in shares of Class B common stock and private placement warrants through his or her ownership of membership interests of our sponsor.

(1)	Based on 23,000,000 shares of Class A common stock outstanding as of March 22, 2022, including including those shares of Class A common stock comprising a portion of a unit.

(2)	Based on 5,750,000 shares of Class B common stock outstanding as of March 22, 2022.

(3)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Southport Acquisition Corporation, 1745 Grand Avenue, Del Mar, California 92014.

(4)	Interests shown consist solely of shares of Class B common stock, which are referred to herein as founder shares. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination, or earlier at the option of the holders thereof, on a one-for-one basis, subject to adjustment. Southport Acquisition Sponsor LLC, a Delaware limited liability company, is our sponsor and is controlled by Jeb Spencer, our Chief Executive Officer, and Jared Stone, the Chairman of our board.

(5)	Based on information contained in a Schedule 13G filed on February 4, 2022, as of February 4, 2022, each of Weiss Asset Management LP (“Weiss Asset Management”), WAM GP LLC (“WAM GP”), and Andrew M. Weiss, Ph.D. had shared voting and dispositive power over 1,250,000 shares of Class A common stock. Weiss Asset Management is the sole investment manager to a private investment partnership (the “Partnership”), and a private investment fund (the “Fund”). WAM GP is the sole general partner of Weiss Asset Management. Andrew M. Weiss, Ph. D. is the managing member of WAM GP. The 1,250,000 shares include shares beneficially owned by the Partnership and the Fund. Each of Weiss Asset Management, WAM GP and Andrew Weiss disclaims beneficial ownership of such shares, other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The business and/or mailing address of each of Weiss Asset Management, WAM GP and Andrew Weiss is 222 Berkeley St., 16th floor, Boston, Massachusetts 02116.

(6)	Based on information contained in a Schedule 13G filed on January 11, 2022, as of January 11, 2022, each of (i) Apollo Management Holdings GP, LLC (“Management Holdings GP”), (ii) Apollo Management Holdings, L.P. (“Management Holdings”), (iii) Apollo Capital Management GP, LLC (“Capital Management GP”) and Apollo Capital Management, L.P. (“Capital Management”) had shared voting and dispositive power over 1,250,000 shares of Class A common stock. The 1,250,000 shares of Class A common stock are not directly held by any of Management Holdings GP, Management Holdings, Capital Management GP or Capital Management. Capital Management is the sole member of certain entities that indirectly exercise voting and dispositive power over 566,176 shares of Class A common stock, is the sole member and manager of another entity that indirectly exercises voting and dispositive power over 559,266 shares of Class A common stock, and provides investment management services for a fund that holds the remaining of the 1,250,000 shares of Class A common stock. Capital Management GP serves as the general partner of Capital Management. Management Holdings serves as the sole member and manager of Capital Management GP, and Management Holdings GP serves as the general partner of Management Holdings. Each of Capital Management, Capital Management GP, Management Holdings and Management Holdings GP, and Messrs. Scott Kleinman, James Zelter and Marc Rowan, the managers, as well as executive officers, of Management Holdings GP, disclaims beneficial ownership of all such shares of common stock. The business and/or mailing address of each of Capital Management, Capital Management GP, Management Holdings, and Management Holdings GP is 9 W. 57th Street, 43rd Floor, New York, New York 10019.

(7)	These shares consist solely of shares of Class B common stock held in the name of our sponsor. Our sponsor is controlled by Jeb Spencer, our Chief Executive Officer, and Jared Stone, the Chairman of our board, who serve as the only members of our sponsor’s board of managers.

As of March 22, 2022, our sponsor holds all of our founder shares. Holders of our founder shares have the right to elect and to remove all of our directors prior to the consummation of our initial business combination. Holders of our public shares do not have the right to elect any directors to our board of directors prior to our initial business combination. In addition, because our sponsor holds all of our founder shares, our sponsor may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

Our sponsor purchased an aggregate of 11,700,000 private placement warrants in the Private Placement. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at $11.50 per share, subject to adjustment. If we do not complete our initial business combination by June 14, 2023, or during any Extension Period, the funds in the Trust Account, which includes a portion of the proceeds from the Private Placement, will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions and are entitled to registrations rights, in each case, described below. The private placement warrants will not be redeemable by us except in certain redemption scenarios and will be exercisable on a cashless basis so long as they are held by our management team or our sponsor or their permitted transferees. If the private placement warrants are held by holders other than our management team or our sponsor or their permitted transferees, the private placement warrants will be redeemable by us in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units sold in our IPO. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants sold in our IPO.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws. Please see “Certain Relationships and Related Transactions, and Director Independence” for additional information regarding our relationships with our promoters.

Transfers of Founder Shares and Private Placement Warrants

The founder shares, private placement warrants and any warrants issued upon conversion of working capital loans and any shares of Class A common stock issued upon conversion or exercise thereof are each subject to transfer restrictions pursuant to lock-up provisions in letter agreements between us and our sponsor, officers and directors. Those lock-up provisions provide that such securities are not transferable or salable (1) in the case of the founder shares, until the earlier of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, and (2) in the case of the private placement warrants, any warrants issued upon conversion of working capital loans and the respective Class A common stock underlying such warrants, until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, our sponsor or any members of our sponsor, or any of its affiliates; (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) transfers by private sales or transfers made in connection with consummation of our initial business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to our completion of our initial business combination; (g) by virtue of the laws of Delaware or our sponsor’s limited liability company agreement, as amended, upon dissolution of our sponsor; or (h) in the event of our completion of a liquidation, merger, stock exchange, reorganization or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our completion of our initial business combination; or (i) to a nominee or custodian of a person or entity to whom a disposition or transfer would be permissible under clauses (a) through (h) above, provided, however, that in the case of clauses (a) through (e) and (i), these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

Registration Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale (in the case of the founder shares, only after conversion to shares of Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we are not required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period as described above under “—Transfer of Founder Shares and Private Placement Warrants.” We will bear the expenses incurred in connection with the filing of any such registration statements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On May 27, 2021 our sponsor purchased an aggregate of 7,187,500 founder shares for an aggregate purchase price of $25,000. On November 24, 2021, our sponsor surrendered 1,437,500 founder shares for no consideration, thereby reducing the aggregate number of founder shares outstanding to 5,750,000, resulting in an effective purchase price paid for the founder shares of approximately $0.004 per share, and reducing the aggregate number of founder shares owned by our sponsor to 5,750,000.

Our sponsor has purchased an aggregate of 11,700,000 private placement warrants for a purchase price of $1.00 per warrant in the Private Placement. As such, our sponsor’s at-risk capital in this transaction is valued at $11,700,000. Each private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual duties or obligations to present the opportunity to such entity, he or she will honor these duties or obligations to present such business combination opportunity to such entity prior to presenting such opportunity to us. Our officers and directors currently have other relevant fiduciary or contractual duties or obligations that may take priority over their duties or obligations to us, and even when they do not have such fiduciary or contractual duties or obligations, may choose to present business combination opportunities to other entities before presenting them to us if they are not prohibited by our amended and restated certificate of incorporation from doing so.

Our sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

We have entered into a letter agreement with our sponsor pursuant to which we are required to pay our sponsor a total of $15,000 per month for office space, utilities, and secretarial and administrative services, commencing on December 10, 2021, the date that our securities were first listed on the NYSE. Upon the earlier of consummation of our initial business combination and our liquidation, we will cease paying these monthly fees. Accordingly, assuming the consummation of our initial business combination takes until June 14, 2023, our sponsor will be paid a total of $360,000 for these services.

Our sponsor loaned us $350,000 under an unsecured promissory note to be used for a portion of the expenses of our IPO. These loans were non-interest bearing, unsecured and were due at the earlier of May 31, 2022 and the closing of the IPO. These loans were repaid upon completion of the IPO out of the $2,500,000 of offering proceeds that was allocated for the payment of offering expenses (other than underwriting fees) and amounts not to be held in the Trust Account.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our management team and our sponsor and any of their respective affiliates may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination is not completed by June 14, 2023 or during any Extension Period, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to our initial business combination, we do not expect to seek loans from parties other than our management team or our sponsor or any of their respective affiliates, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

After our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the post-transaction company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-transaction company to determine executive officer and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any) and shares of our Class A common stock issuable for conversion or exercise thereof, which is described under the heading “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Registration Rights.”

Refer to Note 5 of our financial statements for more information regarding our related party transactions.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving our company.

In addition, our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their respective affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, officer or employee.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with our sponsor, directors or officers unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments may be made to our sponsor, officers or directors, or our or their affiliates, and, if made prior to our initial business combination will be made from funds held outside the Trust Account:

•	payment to our sponsor of a total of $15,000 per month for office space, utilities, and secretarial and administrative services;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•	repayment of loans which may be made by our sponsor, officers or directors or their respective affiliates to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender.

These payments may be funded using, if any, the net proceeds from our IPO and the Private Placement not held in the Trust Account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the Trust Account, if any, released to us in connection therewith.

Director Independence

We are a “controlled company” within the meaning of the rules of the NYSE prior to the consummation of our initial business combination. As a controlled company, we will not be required to comply with the rules of the NYSE that require that a majority of our board of directors be independent. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board has determined that each of Sigmund Anderman, Jennifer Nuckles and David Winfield is an independent director under applicable NYSE rules, and that each of Sigmund Anderman, Matthew Hansen, Jennifer Nuckles, Cathleen Schreiner Gates and David Winfield is an independent director under Rule 10A-3 under the Exchange Act. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to BDO USA LLP, for services rendered in 2021:

Type of Fee	Year Ended December 31, 2021
Audit Fees	$120,000
Audit-Related Fees	$8,000
Tax Fees	$-
All Other Fees	$-

Pre-Approval Policy

Our audit committee was formed upon the effective date for the registration statement for our IPO. As a result, the audit committee did not pre-approve all of the foregoing services. Since the formation of our audit committee, and on a going-forward basis, the audit committee will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated December 9, 2021, by and between the Company and BofA Securities, Inc., as underwriter(2)
3.1	Amended and Restated Certificate of Incorporation of the Company(2)
3.2	Amended and Restated Bylaws of the Company(2)
4.1	Specimen Unit Certificate(1)
4.2	Specimen Class A Common Stock Certificate(1)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4)(2)
4.4	Warrant Agreement, dated December 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent(2)
4.5*	Description of Securities
10.1	Promissory Note, dated May 27, 2021 issued to Southport Acquisition Sponsor LLC(1)
10.2	Letter Agreement, dated December 9, 2021, by and among the Company, its initial officers and directors, and the Sponsor(2)
10.3*	Letter Agreement, dated January 6, 2022, by and among the Company, Matthew Hansen and Jennifer Nuckles
10.4	Investment Management Trust Agreement, dated December 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee(2)
10.5	Registration Rights Agreement, dated December 9, 2021, by and between the Company and Southport Acquisition Sponsor LLC(2)
10.6	Securities Subscription Agreement, dated May 27, 2021 between the Company and Southport Acquisition Sponsor LLC(1)
10.7	Private Placement Warrants Subscription Agreement, dated December 9, 2021, by and between the Company and Southport Acquisition Sponsor LLC(2)
10.8	Form of Indemnity Agreement(1)
31*	Certification of the Chief Executive Officer (and Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a)
32**	Certification of the Chief Executive Officer (and Principal Financial Officer) required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

*       Filed herewith

**       Furnished herewith

(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the SEC on November 24, 2021 (File No. 333-261370).

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2021 (File No. 001-41150).

SOUTHPORT ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (BDO USA, LLP; New York, New York; PCAOB ID#243)	F-2
Financial Statements:
Balance Sheet as of December 31, 2021	F-3
Statement of Operations for the period from April 13, 2021 (inception) through December 30, 2021	F-4
Statement of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the period from April 13, 2021 (inception) through December 30, 2021	F-5
Statement of Cash Flows for the period from April 13, 2021 (inception) through December 30, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Southport Acquisition Corporation

Del Mar, California

Opinion on the Financial Statement

We have audited the accompanying balance sheet of Southport Acquisition Corporation (the “Company”) as of December 31, 2021, the related statement of operations, changes in common stock subject to possible redemption and stockholders’ deficit, and cash flows for the period from April 13, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from April 13, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2021, the Company does not have sufficient cash and working capital to sustain its operations which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2021.

New York, New York

March 31, 2022

SOUTHPORT ACQUISITION CORPORATION

BALANCE SHEET

December 31,
2021
ASSETS
Current assets:
Cash	$1,950,543
Due from related party	83,581
Total Current Assets	2,034,124
Cash and marketable securities held in Trust Account	234,600,690
TOTAL ASSETS	$236,634,814

LIABILITIES, Common Stock Subject to Possible Redemption and STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$213,245
Accounts payable	15,091
Accrued offering costs	795,490
Total Current Liabilities	1,023,826
Non-current liabilities:
Warrant liability	17,216,000
Deferred underwriting fee payable	8,050,000
Total Non-current Liabilities	25,266,000
TOTAL LIABILITIES	26,289,826

Commitments and Contingencies (Note 8)

Class A common stock subject to possible redemption; 200,000,000 shares authorized; 23,000,000 shares issued and outstanding subject to possible redemption	234,600,690

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital
Accumulated deficit	(24,256,277)
Total Stockholders’ Deficit	(24,255,702)
TOTAL LIABILITIES, Common Stock Subject to Possible Redemption and STOCKHOLDERS’ DEFICIT	$236,634,814

The accompanying notes are an integral part of the financial statements.

SOUTHPORT ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

For the period
From April 13,
2021 (Inception)
Through
December 31, 2021
Transaction costs allocated to warrant issuance	$609,514
Franchise tax expense	143,562
Formation and operating expenses	85,992
Total Operating expenses	$838,998

Other income:
Unrealized gain on marketable securities held in Trust Account	690
Change in fair value of warrant liability	3,164,000

Net income	$2,325,692

Weighted average shares outstanding of redeemable Class A common stock	1,580,153

Basic and diluted net income per share, redeemable Class A common stock	$4.71

Weighted average shares outstanding of non-redeemable Class B common stock	5,777,433

Basic and diluted net loss per share, non-redeemable Class B common stock	$(0.88)

The accompanying notes are an integral part of the financial statements.

SOUTHPORT ACQUISITION CORPORATION

STATEMENT OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY

	Class A common stock
	Subject to possible				Additional		Total
	Redemption		Class B common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – April 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Issuance of Class A common stock	23,000,000	206,614,296	—	—	—	—	—
Deemed capital contribution from issuance of private placement warrants	—	—	—	—	1,380,000	—	1,380,000
Accretion of Class A common stock to redemption value	—	27,985,704	—	—	(1,404,425)	(26,581,279)	(27,985,704)
Remeasurement of Class A common stock to redemption value	—	690	—	—	—	(690)	(690)
Net income	—	—	—	—	—	2,325,692	2,325,692
Balance – December 31, 2021	23,000,000	$234,600,690	5,750,000	$575	$—	$(24,256,277)	$(24,255,702)

The accompanying notes are an integral part of the financial statements.

SOUTHPORT ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

For the period from
April 13, 2021
(Inception) through
December 31,
2021
Cash Flows Used in Operating Activities:
Net income	$2,325,692
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(690)
Change in fair value of warrant liabilities	(3,164,000)
Allocation of deferred offering cost for warrant liability	609,514
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	228,336
Accrued offering costs	795,490
Net cash used in operating activities	794,342

Cash Flows from Investing Activities
Investment of cash in Trust Account	(234,600,000)
Net cash used in investing activities	(234,600,000)

Cash Flows from Financing Activities:
Proceeds from sale of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from the sale of Private Placement Warrants	11,700,000
Proceeds from promissory note – related party	489,728
Repayment of promissory note – related party	(489,728)
Due from related party	(83,581)
Deferred offering costs	(1,285,218)
Net cash provided by financing activities	235,756,201

Net Change in Cash	1,950,543
Cash – Beginning of period	—
Cash – End of period	$1,950,543

Supplemental Non-Cash Investing and Financing Activities:
Initial measurement of Class A common stock subject to possible redemption	$206,614,296
Accretion of Class A common stock subject to possible redemption	$27,985,704
Initial fair value of warrant liability	$20,380,000
Deferred underwriter fee payable	$8,050,000

The accompanying notes are an integral part of the financial statements.

SOUTHPORT ACQUISTION CORPORATION
NOTES TO THE FINANCIAL STATEMENTS

Note 1.     Description of Organization and Business Operations

Southport Acquisition Corporation. (the “Company”) is a blank check company formed in Delaware on April 13, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not yet commenced any operations. All activity for the period April 13, 2021 (inception) through December 31, 2021 relates to the Company’s formation, initial public offering (the “IPO”), and pursuit of a target company to effect a business combination. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on December 9, 2021. On December 14, 2021, the Company consummated the IPO, which involved the Company’s sale of 23,000,000 units (the “Units”) at $10.00 per Unit, generating gross proceeds of $230,000,000, which is discussed in Note 3. The 23,000,000 Units sold by the Company include 3,000,000 Units purchased by the underwriter for the IPO pursuant to the full exercise of its option to purchase up to 3,000,000 additional Units to cover over-allotments. Simultaneously with the closing of the IPO, the Company consummated the private sale of an aggregate of 11,700,000 warrants (the “Private Placement Warrants”) to Southport Acquisition Sponsor LLC (the “Sponsor”) at a price of $1.00 per Private Placement Warrant, generating proceeds to the Company of $11,700,000.

Following the closing of the IPO on December 14, 2021, $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States, which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any Public Shares (as defined in Note 3) properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (a) to modify the substance or timing of the Company’s obligation to provide its public stockholders the right to have their Public Shares redeemed in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period (as defined below) or (b) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 18 months from December 14, 2021 or during any extended time that the Company has to consummate its initial Business Combination beyond such 18-month period (the “Combination Period”).

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

As of December 31, 2021, the Company had $1,950,543 cash and $1,010,298 of working capital. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements are issued. Management plans to address this uncertainty through working capital loans whereby, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors can, but are not obligated to, loan the Company funds as may be required (see Note 5). However, there is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,950,543 of operating cash and no cash equivalents as of December 31, 2021.

Cash and Marketable Securities Held in Trust Account

Following the closing of the IPO on December 14, 2021, an amount of $234,600,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to provide its public stockholders the right to have their Public Shares redeemed in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within the Combination Period.

Offering Costs Associated with IPO

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants (defined below) and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on December 14, 2021, offering costs totaling $13,935,218 (consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee, and $1,285,218 of actual offering costs were recognized with $609,514 included in accumulated deficit as an allocation for the Public Warrants (defined below) and the Private Placement Warrants, and $13,325,704 included in additional paid-in capital.

Fair Value of Financial Instruments

ASC Topic 820, Fair value Measurement, defines fair value as the amount that would be received to sell an asset or paid to transfer a liability, in an orderly transaction between market participants.

Fair value measurements are classified on a three-tier hierarchy as follows:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In many cases, a valuation technique used to measure fair value includes inputs from multiple levels of the fair value hierarchy described above. The lowest level of significant input determines the placement of the entire fair value measurement in the hierarchy.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of December 31, 2021, derivative liabilities are comprised of the warrant liability of $17,216,000.

Warrant Liability

The Company accounts for warrants for the Company’s common stock that are not indexed to its own shares as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company's control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company's common stock features certain redemption rights that are considered to be outside of the Company's control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, 23,000,000 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On December 14, 2021, the Company recorded an accretion of $27,985,704, $1,404,425 of which was recorded in additional paid-in capital and $26,581,279 was recorded in accumulated deficit. As of December 31, 2021, the Company has recorded accretion of $27,986,394 to remeasure the value of Class A common stock subject to possible redemption to $234,600,690.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The condensed statements of operations include a presentation of income (loss) per Class A redeemable common stock and loss per non-redeemable common stock following the two-class method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total income (loss) allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable common stock for the period from April 13, 2021 (inception) to December 31, 2021, reflective of the respective participation rights.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

For the period from April 13, 2021 (inception) through December 31, 2021
Net loss from inception to date of initial public offering	$(2,226)
Net income from date of initial public offering to year-end	2,327,918
Total income from inception to date	2,325,692
Less: Accretion of Class A redeemable shares to redemption value	(27,986,394)
Net loss including accretion of Class A redeemable shares to redemption value	$(25,660,702)

	For the period from
	April 13, 2021 (inception) through
	December 31, 2021
	Class A	Class B	Total
Total number of shares	23,000,000	5,750,000	28,750,000
Ownership percentage	80%	20%	100%

Total loss allocated based on ownership percentage	$1,862,335	$463,357	$2,325,692

Less: Accretion allocation based on ownership percentage	(22,410,545)	(5,575,849)	(27,986,394)
Plus: Accretion applicable to Class A redeemable shares	27,986,394	—	27,986,394
Total income (loss) based on ownership percentage	$7,438,184	$(5,112,492)	$2,325,692

Weighted average shares outstanding	1,580,153	5,777,433
Basic and diluted net Income (loss) per share	$4.71	$(0.88)

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity's Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity's own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This guidance is effective as of January 1, 2022 (early adoption is permitted effective January 1, 2021). The Company is currently evaluating the effect the updated standard will have on its financial position, results of operations or financial statement disclosure.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the financial condition based on the current information.

Note 3.     Initial Public Offering

At the closing of the IPO on December 14, 2021 the Company sold 23,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (each a “Public Share”), and one-half of one warrant of the Company (each a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

Upon the closing of the IPO on December 14, 2021, $234,600,000 ($10.20 per Unit sold in the IPO) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account. The amounts held in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of December 14, 2021, only $234,600,000 was held in the Trust Account. In addition, as of December 14, 2021, $2,034,324 of cash was not held in the Trust Account and is available for working capital purposes.

Transaction costs of the IPO amounted to $13,935,218 consisting of $4,600,000 of underwriting discount, $8,050,000 of deferred underwriting discount and $1,285,218 of actual offering costs.

Note 4.     Private Placement

The Sponsor purchased an aggregate of 11,700,000 Private Placement Warrants at a price of $1.00 per warrant ($11,700,000 in the aggregate) in a private placement that closed simultaneously with the closing of the IPO.

Each Private Placement Warrant is exercisable for one whole Class A common stock at a price of $11.50 per share, subject to adjustment. $9,200,000 of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the IPO placed in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants and the underlying securities will expire worthless. The Private Placement Warrants are non-redeemable (except as described in Note 7 below under “—Redemption of warrants for Class A common stock when the price per Class A common stock equals or exceeds $10.00”) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

Note 5.     Related Party Transactions

Founder Shares

On May 27, 2021, the Company issued an aggregate of 7,187,500 shares of Class B common stock to the Sponsor for a purchase price of $25,000. On November 24, 2021, the Sponsor surrendered 1,437,500 shares of the Company’s Class B common stock for no consideration, resulting in there being an aggregate of 5,750,000 shares of the Company’s Class B common stock outstanding (the “Founder Shares”), up to 750,000 of which were then subject to forfeiture to the extent that the over-allotment option is not exercised in full by the underwriter for the IPO. On December 13, 2021, the underwriter for the IPO exercised its over-allotment option in full, with the related closing of the additional 3,000,000 covered by the option occurring on December 14, 2021. Accordingly, no Founder Shares remain subject to forfeiture.

The Sponsor agreed, subject to certain limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) the date on which the Company completes a liquidation, merger, capital stock exchange or similar transaction that results in the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, the Founder Shares will be released from the lock-up.

Related Party Loans

The Sponsor agreed to loan the Company an aggregate of up to $350,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the completion of the IPO. The Company fully repaid the outstanding balance on the Note on December 14, 2021.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2021, no Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on December 10, 2021 and until completion of the Company’s initial Business Combination or liquidation, the Company is required to pay the Sponsor $15,000 per month for administrative support and services.

Note 6.     Stockholders’ Equity

Preferred stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2021, there were no preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, subject to possible redemption.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value, common stock. Holders of the Company’s common stock are entitled to one vote for each share. On May 27, 2021, the Company issued an aggregate of 7,187,500 shares of Class B common stock to the Sponsor for a purchase price of $25,000. On November 24, 2021, the Sponsor surrendered 1,437,500 shares of Class B common stock for no consideration, resulting in there being an aggregate of 5,750,000 shares of Class B common stock outstanding. As of December 31, 2021, as a result of the above surrender, there were 5,750,000 shares of Class B common stock issued and outstanding.

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of the Business Combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like. In the case that additional shares of the Company’s Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the IPO and related to the closing of an initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as converted basis, 20% of the sum of the total number of all shares of the Company’s common stock outstanding upon the completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with an initial Business Combination (net of the number of shares of Class A common stock redeemed in connection with an initial Business Combination), excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Business Combination and any warrants issued upon the conversion of Working Capital Loans. Holders of shares of Class B common stock may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time prior to a Business Combination.

The Company may issue additional common stock or preferred stock to complete its Business Combination or under an employee incentive plan after completion of its Business Combination.

Note 7. Warrants

The Company accounts for 23,200,000 warrants issued in connection with the IPO (11,500,000 Public Warrants and the 11,700,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. Offering costs were allocated to the Class A common stock and Public Warrants, and the amounts allocated to the Public Warrants was expensed immediately. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Warrants – Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or the Company’s liquidation.

The Company is not obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A common stock issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No Public Warrant are exercisable for cash or on a cashless basis, and the Company is not obligated to issue any shares of Class A common stock to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The registration statement for the IPO (the “IPO Registration Statement”) registered the sale for the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file a post-effective amendment to the IPO Registration Statement or a new registration statement, in the Company’s discretion, with the SEC, under the Securities Act covering the sale of the Class A common stock issuable upon exercise of the Public Warrants. The Company will use its commercially reasonable efforts to cause such post-effective amendment or new registration statement, as the case may be, to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the Public Warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00.   Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants for redemption:

•	in whole and not in part;
•	at a price of $0.01 per Public Warrant;
•	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
•	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per Class A common stock equals or exceeds $10.00.   Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;
•	at a price of $0.10 per warrant;
•	upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock;
•	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
•	if the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the sale of the shares of Class A common stock issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period (or, in the case of a redemption described above under “Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00,” the Company requires or permits the Public Warrants to be exercised on a cashless basis as described below), except, in the case of a redemption described above under “Redemption of warrants when the price per Class A common stock equals or exceeds $10.00,” if the sale of those shares of Class A common stock pursuant to the cashless exercise of the warrants is exempt from registration under the Securities Act. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the sale of the shares of Class A common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state securities laws or the Company is unable to effect such registration or qualification.

If the Company calls the Public Warrants for redemption, the Company’s management will have the option to require or permit all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, (i) in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance, and (ii) without taking into account the transfer of Founder Shares or Private Placement Warrants (including if such transfer is effectuated as a surrender to the Company and subsequent reissuance by the Company) by the Sponsor in connection with such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price and the $10.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to the greater of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the IPO, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable in certain redemption scenarios and exercisable on a cashless basis so long as they are held by the initial purchasers thereof or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers thereof or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

If a tender offer, exchange or redemption offer shall have been made to and accepted by the holders of the Class A common stock and upon completion of such offer, the offeror owns beneficially more than 50% of the outstanding Class A common stock, the holder of the warrant shall be entitled to receive the highest amount of cash, securities or other property to which such holder would actually have been entitled as a stockholder if such warrant had been exercised, accepted such offer and all of the Class A common stock held by such holder had been purchased pursuant to the offer. If less than 70% of the consideration receivable by the holders of the Class A common stock in the applicable event is payable in the form of common equity in the successor entity that is listed on a national securities exchange or is quoted in an established over-the-counter market, and if the holder of the warrant properly exercises the warrant within thirty days following the public disclosure of the consummation of the applicable event by the Company, the warrant exercise price shall be reduced by an amount equal to the difference (but in no event less than zero) of (i) the warrant price in effect prior to such reduction minus (ii) (A) the Per Share Consideration (as defined in the warrant agreement) minus (B) the value of the warrant based on the Black-Scholes Warrant Value for a Capped American Call on Bloomberg Financial Markets.

The Company expects to account for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the issuance of the warrants at the closing of this offering. Accordingly, the Company expects to classify each warrant as a liability at its fair value. The Public Warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined with the assistance of a professional independent valuation firm. The warrant liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Note 8.     Commitments and Contingencies

Registration rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of the underlying securities thereof, as applicable) are entitled to registration rights pursuant to a registration rights agreement signed on December 9, 2021, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company is not required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period with respect to such securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the IPO to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discount. On December 13, 2021, the underwriter exercised the option in full, closing the sale of the 3,000,000 additional Units on December 14, 2021. The underwriter was paid an underwriting commission of $4,600,000 upon the closing of the IPO. In addition, the underwriter is entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee is payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 9.     Recurring Fair Value Measurements

At December 31, 2021, the Company’s warrant liability was valued at $17,216,000. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of December 31, 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified within Level 3 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$234,600,690	$-	$-
Liabilities
Public Warrants	$-	$-	$8,521,000
Private Placement Warrants	$-	$-	$8,695,000

Measurement

The Company established the initial fair value for the warrants on December 31, 2021, the date of the consummation of the Company’s IPO. The Company used a Black-Scholes-Merton formula to value the warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date.

The key inputs into the lattice model and Monte Carlo simulation model formula were as follows at December 31, 2021:

Inputs:	Public Warrants	Private Placement Warrants
Common stock price	$9.6295	$9.6295
Exercise price	$11.50	$11.50
Risk-free rate of interest	1.35%	1.35%
Volatility	13.24%	13.27%
Term	6.00	6.00
Warrant to buy one share (unadjusted for the probability of dissolution)	$0.8717	$0.8743
Warrant to buy one share (adjusted for the probability of dissolution)	$0.7409	$0.7432
Dividend yield	0.00%	0.00%

Note 10.     Income Taxes

The Company’s net deferred tax assets at December 31, 2021 is as follows:

December 31, 2021
Capitalized start-up costs	$179,006
Unrealized gains on marketable securities	(178)
Net operating loss carryforward	36,953
Total deferred tax assets	215,781
Valuation allowance	(215,781)
Deferred tax assets	$—

The income tax provision for the year ended December 31, 2021 consists of the following:

December 31, 2021
Current expense (benefit)
Federal	$—
State	$—
Deferred expense (benefit)
Federal	$(176,045)
State	$(39,736)
Change in Valuation Allowance	$215,781
Income tax provision	$—

As of December 31, 2021, the Company has federal net operating loss carryforwards of $143,562 that may be carried forward indefinitely. As of December 31, 2021, the Company has gross state NOL carryforwards of $143,562 which begin to expire in 2041.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $215,781.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

December 31, 2021
Statutory federal income tax rate	21.00%
State taxes, net of federal tax benefit	(1.71)%
Change in fair value of warrant liabilities	(28.57)%
Change in valuation allowance	9.28%
Income tax provision	—

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value in warrants and the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the year ended December 31, 2021 remain open and subject to examination. The Company considers Delaware to be a significant state tax jurisdiction.

Note 11.     Subsequent Events

The Company has evaluated subsequent events to determine if events or transactions occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement which has not been previously adjusted or disclosed within the financial statement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2022		Southport Acquisition Corporation

	By:	/s/ Jeb Spencer
Name: Jeb Spencer
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeb Spencer	Chief Executive Officer and Director
Jeb Spencer	(Principal Executive Officer and Principal Financial and Accounting Officer)	March 31, 2022

/s/ Jared Stone
Jared Stone	Chairman of the Board of Directors	March 31, 2022

/s/ Sigmund Anderman
Sigmund Anderman	Director	March 31, 2022

/s/ Matthew Hansen
Matthew Hansen	Director	March 31, 2022

/s/ Jennifer Nuckles
Jennifer Nuckles	Director	March 31, 2022

/s/ Cathleen Schreiner Gates
Cathleen Schreiner Gates	Director	March 31, 2022

/s/ David Winfield
David Winfield	Director	March 31, 2022