Form 10-Q
period 2022-03-31
Southport Acquisition Corp
filed 2022-05-16
CIK 1865200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number 001-41150

Southport Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	85-3483780 (I.R.S. Employer Identification Number)

1745 Grand Avenue Del Mar, California (Address of principal executive offices)	92014 (Zip Code)

Registrant’s telephone number, including area code: (917) 503-9722

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one warrant	PORT.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	PORT	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50, subject to adjustment	PORT.W	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 10, 2022, there were 23,000,000 shares of Class A common stock and 5,750,000 shares of Class B common stock of the registrant issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SOUTHPORT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash	$531,095	$1,950,543
Prepaid expenses - current	544,532	—
Due from related party	—	83,581
Total Current Assets	1,075,627	2,034,124
Marketable securities held in Trust Account	234,622,994	234,600,690
Prepaid expenses - current	98,532	—
TOTAL ASSETS	$235,797,153	$236,634,814

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$466,627	$213,245
Accounts payable	17,651	15,091
Accrued offering costs	184,047	795,490
Total Current Liabilities	668,325	1,023,826
Non-current liabilities:
Warrant liability	6,364,000	17,216,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Non-current Liabilities	14,414,000	25,266,000
TOTAL LIABILITIES	15,082,325	26,289,826

Commitments and Contingencies (Note 8)

Class A common stock subject to possible redemption; 200,000,000 shares authorized; 23,000,000 shares issued and outstanding subject to possible redemption	234,622,994	234,600,690

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(13,908,741)	(24,256,277)
Total Stockholders’ Deficit	(13,908,166)	(24,255,702)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$235,797,153	$236,634,814

The accompanying notes are an integral part of the financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

Insurance expense	$129,063
Administrative expense	61,500
Legal and accounting expense	264,030
Franchise tax expense	49,315
Bank fees	556
Total expenses	504,464
Loss from operations	(504,464)

Other income
Change in fair value of warrant liability	10,852,000
Unrealized gain on marketable securities held in Trust Account	22,304
Net income	$10,369,840

Weighted average shares outstanding of redeemable Class A common stock	23,000,000

Basic and diluted net income per share, redeemable Class A common stock	$0.36

Weighted average shares outstanding of non-redeemable Class B common stock	5,750,000

Basic and diluted net loss per share, non-redeemable Class B common stock	$0.36

The accompanying notes are an integral part of the financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

	Class A common stock
	Subject to possible				Additional		Total
	Redemption		Class B common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021 (audited)	23,000,000	$234,600,690	5,750,000	$575	$—	$(24,256,277)	$(24,255,702)
Remeasurement of Class A common stock subject to possible redemption	—	22,304	—	—	—	(22,304)	(22,304)
Net income	—	—	—	—	—	10,369,840	10,369,840
Balance – March 31, 2022 (unaudited)	23,000,000	$234,622,994	5,750,000	$575	$—	$(13,908,741)	$(13,908,166)

The accompanying notes are an integral part of the financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

Cash Flows Used in Operating Activities:
Net income	$10,369,840
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(22,304)
Change in fair value of warrant liabilities	(10,852,000)
Insurance expense	129,063
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	255,942
Accrued offering costs	(611,444)
Prepaid expenses	(772,126)
Net cash used in operating activities	(1,503,029)

Cash Flows from Financing Activities:
Due from related party	83,581
Net cash provided by financing activities	83,581

Net Change in Cash	(1,419,448)
Cash – Beginning of period	1,950,543
Cash – End of period	$531,095

Supplemental Non-Cash Investing and Financing Activities:
Remeasurement of Class A common stock subject to possible redemption	$22,304

The accompanying notes are an integral part of the financial statements.

SOUTHPORT ACQUISTION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

Note 1.Description of Organization and Business Operations

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

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the three months ended March 31, 2022 and for the period April 13, 2021 (inception) through December 31, 2021 relates to the Company’s formation, initial public offering (the “IPO”), and pursuit of a target company to effect a business combination. The Company has selected December 31 as its fiscal year end.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic, the Russia-Ukraine war and the recent proposal by the Securities and Exchange Commission (the “SEC”) for new rules and amendments affecting special purpose acquisition corporations like the Company and has concluded that while it is reasonably possible that such matters could have a negative effect on the Company’s financial position, cash flows, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of March 31, 2022. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

As of March 31, 2022 and December 31, 2021, the Company had cash of $531,095 and $1,950,543, respectively, and working capital of $407,302 and $1,010,298, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements are issued. Management plans to address this uncertainty through working capital loans whereby, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors can, but are not obligated to, loan the Company funds as may be required (see Note 5). However, there is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $531,095 and $1,950,543 of cash and no cash equivalents as of March 31, 2022 and December 31, 2021, respectively.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of March 31, 2022, derivative liabilities are comprised of the warrant liability of $6,364,000.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022, 23,000,000 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. For the three months ended March 31, 2022, the Company has recorded accretion of $22,304 to remeasure the value of Class A common stock subject to possible redemption to $234,622,994.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The provision for income taxes was deemed to be de minimis for the three months ended March 31, 2022.

Net Income Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The condensed statements of operations include a presentation of income per Class A redeemable common stock and income per non-redeemable common stock following the two-class method of income per common stock. In order to determine the net income attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total income allocable to both sets of stock. This is calculated using the total net income less any dividends paid. For purposes of calculating net income per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable common stock for the three months ended March 31, 2022, reflective of the respective participation rights.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

For the Three Months Ended
March 31, 2021
Net income	$10,369,840
Less: Remeasurement of Class A redeemable shares to redemption value	(22,304)
Net income including accretion of Class A redeemable shares to redemption value	$(10,347,536)

	For the
	Three Months Ended
	March 31, 2022
	Class A	Class B	Total
Total number of shares	23,000,000	5,750,000	28,750,000
Ownership percentage	80%	20%	100%

Net income allocated based on ownership percentage	$8,295,872	$2,073,968	$10,369,840

Less: Accretion allocation based on ownership percentage	(17,843)	(4,461)	(22,304)
Plus: Accretion applicable to Class A redeemable shares	22,304	—	22,304
Total income (loss) based on ownership percentage	$8,300,333	$2,069,507	$10,369,840

Weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net Income (loss) per share	$0.36	$0.36

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. This guidance is effective as of January 1, 2022. The Company evaluated the effect the updated standard has on its financial position, results of operations or financial statement disclosure and determined there is no material impact.

The Company has considered all new accounting pronouncements and has concluded that there are no new pronouncements that may have a material impact on the financial condition based on the current information.

Note 3.Initial Public Offering

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

Upon the closing of the IPO on December 14, 2021, $234,600,000 ($10.20 per Unit sold in the IPO) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account. The amounts held in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of March 31, 2022 and December 14, 2021, $234,622,994 and $234,600,000 was held in the Trust Account, respectively. In addition, as of March 31, 2022 and December 14, 2021, $531,095 and $2,034,324 of cash was not held in the Trust Account and is available for working capital purposes, respectively.

Transaction costs of the IPO amounted to $13,935,218 consisting of $4,600,000 of underwriting discount, $8,050,000 of deferred underwriting discount and $1,285,218 of actual offering costs.

Note 4.Private Placement

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

Note 5.Related Party Transactions

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022, no Working Capital Loans were outstanding.

Administrative Support Agreement

Commencing on December 10, 2021 and until completion of the Company’s initial Business Combination or liquidation, the Company is required to pay the Sponsor $15,000 per month for administrative support and services.

Note 6.Stockholders’ Equity

Preferred stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, subject to possible redemption.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value, common stock. Holders of the Company’s common stock are entitled to one vote for each share. On May 27, 2021, the Company issued an aggregate of 7,187,500 shares of Class B common stock to the Sponsor for a purchase price of $25,000. On November 24, 2021, the Sponsor surrendered 1,437,500 shares of Class B common stock for no consideration, resulting in there being an aggregate of 5,750,000 shares of Class B common stock outstanding. As of March 31, 2022 and December 31, 2021, as a result of the above surrender, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

Note 7.Warrants

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

Redemption of warrants when the price per share of Class A common stock equals or exceeds $18.00.  Once the Public Warrants become exercisable, the Company may redeem the outstanding Public Warrants for redemption:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per Class A common stock equals or exceeds $10.00.  Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.10 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares of Class A common stock determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock;
●	if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
●	if the last reported sale price of the Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Note 8.Commitments and Contingencies

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

Note 9.Recurring Fair Value Measurements

At March 31, 2022, the Company’s warrant liability was valued at $6,364,000. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of March 31, 2022, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified within Level 3 of the fair value hierarchy.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$234,622,994	$—	$—
Liabilities
Public Warrants	$—	$—	$3,128,000
Private Placement Warrants	$—	$—	$3,236,000

Measurement

The Company established the initial fair value for the warrants on December 14, 2021, the date of the consummation of the Company’s IPO. The Company used a Black-Scholes-Merton formula to value the warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant),

(ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. As of March 31, 2022, the public warrants detached from the Units and are separately tradable on the New York Stock Exchange (PORT.WS). The closing price of the public warrants was utilized in determining the fair value of the public warrants as of March 31, 2022.

The key inputs into the lattice model and Monte Carlo simulation model formula were as follows at March 31, 2022:

Private
Placement
Inputs:	Warrants
Common stock price	$9.93
Exercise price	$11.50
Risk-free rate of interest	2.40%
Volatility	4.35%
Term	5.69
Warrant to buy one share	$0.28
Dividend yield	0.00%

The key inputs into the lattice model and Monte Carlo simulation model formula were as follows at December 31, 2021:

		Private
	Public	Placement
Inputs:	Warrants	Warrants
Common stock price	$9.63	$9.63
Exercise price	$11.50	$11.50
Risk-free rate of interest	1.35%	1.35%
Volatility	13.24%	13.27%
Term	6.00	6.00
Warrant to buy one share	$0.74	$0.74
Dividend yield	0.00%	0.00%

Note 10.Income Taxes

During the three months ended March 31, 2022, the Company did not record any income tax benefits for the net operating losses incurred due to the uncertainty of realizing a benefit from those items.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and have concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As such, the Company recorded a full valuation allowance against net deferred tax assets as of March 31, 2022 and December 31, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise stated or the context otherwise requires, references in this quarterly report to (i) the “Company,” “us” or “we” are to Southport Acquisition Corporation, a Delaware corporation; (ii) “founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our IPO (as defined herein), and the shares of our Class A common stock issued upon the conversion thereof; and (iii) “sponsor” are to Southport Acquisition Sponsor LLC, a Delaware limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This quarterly report, including statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not a forward-looking statement. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying some of the important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the discussion under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on April 13, 2021 and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our “initial business combination.”. While efforts to identify a target business may span many industries, our focus will be predominantly within the financial software space with particular focus on mortgage and real estate verticals in the United States. We plan to look for a leading financial services software or Financial Technology partner, with particular focus on mortgage and real estate software verticals, that generates between $50 million and $100 million of revenues and is valued between $1 billion and $2 billion. We intend to effectuate our initial business combination using cash from the proceeds of our IPO (as defined below) and the private placement warrants (as defined below), our capital stock, debt or a combination of cash, stock and debt.

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

On December 14, 2021, a total of $234,600,000 of the net proceeds from our IPO and the Private Placement were deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders at JPMorgan Chase Bank,

N.A., with Continental Stock Transfer & Trust Company, acting as trustee. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest and are available for a business combination, assuming no redemptions, after payment of $8,050,000 of deferred fees, before fees and expenses associated with our initial business combination.

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

As of March 31, 2022, we had not yet commenced any operations. All activity for the three months ended March 31, 2022 and for the period April 13, 2021 (inception) through December 31, 2021 relates to our formation, our IPO and our pursuit of a target company with which to effect our initial business combination. The Company has selected December 31 as its fiscal year end.

Results of Operations and Known Trends or Future Events

Our entire activity from inception through March 31, 2022 relates solely to our formation, our IPO and, since the closing of our IPO, a search for a business combination candidate. We have not generated any operating revenues to date, and we will not generate any operating revenues until after completion of our initial business combination . We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $10,369,840, which consisted of a $10,852,000 gain on the change in fair value of warrant liabilities and a $22,304 unrealized gain on marketable securities held in the Trust Account, offset by $264,030 in legal and accounting expenses, $49,315 of franchise tax expense, $129,063 of insurance expense, and $62,056 of administrative expenses and bank fees expenses.

Liquidity and Capital Resources

As of March 31, 2022 and December 31, 2021, we had cash of $531,095 and $1,950,543, respectively, and working capital of $407,302 and $1,010,298, respectively.

We expect to use our working capital primarily for legal and accounting fees related to our regulatory reporting requirements, fees for office space, utilities, and secretarial and administrative services, continued listing fees on the New York Stock Exchange (“NYSE”), and for expenses in connection with identifying and evaluating target businesses, performing business due diligence on prospective target businesses, travelling to and from the offices or similar locations of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses and structuring, negotiating and completing a business combination.

Specifically, we expect that our primarily liquidity requirements over the next 12 months from March 31, 2022 will include, among other things, approximately $180,000 for office space, utilities, and secretarial and administrative services pursuant to our agreement with our sponsor to pay our sponsor $15,000 per month for these services until our initial business combination or liquidation; $300,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combination;

$300,000 for legal and accounting fees related to regulatory reporting requirements; $85,000 for NYSE continued listing fees; and approximately $200,000 for working capital to cover miscellaneous expenses (including Delaware franchise taxes, net of anticipated interest income). These amounts are estimates and may differ materially from our actual expenses.

In light of the above, our management does not expect that we will be able to fund our liquidity requirements in the next 12 months from our current working capital. In order to fund the expected working capital deficiency or to finance transaction costs in connection with an intended initial business combination, our management plans to seek loans from our management team or our sponsor or any of their respective affiliates. However, neither our management team nor our sponsor or their respective affiliates are obligated to loan us these funds, and, as such, there is no assurance that we will be able to obtain sufficient loans to fund any working capital deficiency. If we receive such loans, up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the private placement warrants.

These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within 12 months from March 31, 2022.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022 or December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2022 or December 31, 2021.

Pursuant to the underwriting agreement for our IPO, the underwriter of our IPO is entitled to a deferred fee of $0.35 per unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

We have entered into a letter agreement with our sponsor pursuant to which we are required to pay our sponsor a total of $15,000 per month for office space, utilities, and secretarial and administrative services, commencing on December 10, 2021, the date that our securities were first listed on the NYSE, through the earlier of our initial business combination and our liquidation.

Commitments and Contingencies

Registration rights

The holders of the founder shares, private placement warrants and any warrants that may be issued upon conversion of working capital loans (and in each case holders of the underlying securities thereof, as applicable) are entitled to registration rights pursuant to a registration rights agreement signed on December 9, 2021, requiring the Company to register such securities for resale

(in the case of the founder shares, only after conversion to our Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of a business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). However, the registration rights agreement provides that the Company is not required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period with respect to such securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriter a 45-day option from the date of our IPO to purchase up to 3,000,000 additional units to cover over-allotments, if any, at the IPO price less the underwriting discount. On December 13, 2021, the underwriter exercised the option in full, closing the sale of the 3,000,000 additional units on December 14, 2021. The underwriter was paid an underwriting commission of $4,600,000 upon the closing of our IPO. In addition, the underwriter is entitled to a deferred fee of $0.35 per unit, or $8,050,000 in the aggregate. The deferred fee is payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity." Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022, 23,000,000 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. For the three months ended March 31, 2022, the Company has recorded accretion of $22,304 to remeasure the value of Class A common stock subject to possible redemption to $234,622,994.

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

Net Income Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The condensed statements of operations include a presentation of income per Class A redeemable common stock and income per non-redeemable common stock following the two-class method of income per common stock. In order to determine the net income attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total income allocable to both sets of stock. This is calculated using the total net income less any dividends paid. For purposes of calculating net income per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable common stock for the three months ended March 31, 2022, reflective of the respective participation rights.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.

The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Our management does not believe that there are any other recently issued, but not yet effective, accounting pronouncements, that if currently adopted, would have a material effect on our balance sheet.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES REGARDING MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. The net proceeds from our IPO and the Private Placement held in the Trust Account are invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer who also acts as our principal accounting officer, the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this quarterly report are any of the risks described in our annual report on Form 10-K for the year ended December 31, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2021, except for the below:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may materially and adversely affect us, including our ability to negotiate and complete our initial business combination.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are and will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on, among other things, our ability to negotiate and complete our initial business combination.

For example, on March 30, 2022, the SEC announced the proposal of new rules and amendments concerning special purpose acquisition companies (“SPACs”) such as the Company that, if adopted, would, among other things: (i) require SPACs to include additional and/or enhanced disclosure about conflicts of interest, compensation paid to sponsors, sources of dilution, and the fairness of proposed business combination transactions in certain instances, (ii) amend the financial statement requirements applicable to business combination transactions involving shell companies, including SPACs, (iii) prohibit SPACs from taking advantage of the liability safe harbor in the Private Securities Litigation Reform Act of 1995 regarding forward-looking statements in SEC filings and with respect to business combination transactions, (iv) deem underwriters (as defined under the Securities Act) in a SPAC’s initial public offering to be underwriters in any subsequent de-SPAC transaction when certain conditions are met and (v) implement new and more onerous requirements regarding the use of financial projections in filings with the SEC, including in connection with SPAC business combination transactions. There can be no assurance as to if or when the new proposed rules and amendments will be adopted by the SEC or, if adopted, as to any changes that may be made to such proposed rules and amendments prior to their adoption or as to when the new rules and amendments would become effective, or whether any of the proposed rules will adversely affect the likelihood of SPACs, including us, being able to consummate their initial business combinations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the quarter ended March 31, 2022

Use of Proceeds from our IPO

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

Through December 14, 2021, we incurred $1,285,218 for other costs and expenses related to our IPO.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended March 31, 2022

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31*

Certification of the Principal Executive Officer (and Principal Financial Officer) Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of the Principal Executive Officer (and Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 16, 2022	Southport Acquisition Corporation

	By:	/s/ Jeb Spencer
Name: Jeb Spencer
Title: Chief Executive Officer (and Principal Financial Officer)