Form 10-Q
period 2022-06-30
Southport Acquisition Corp
filed 2022-08-15
CIK 1865200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 23,000,000 shares of Class A common stock and 5,750,000 shares of Class B common stock of the registrant issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and six months ended June 30, 2022 (Unaudited) and for the period from April 13, 2021 (inception) through June 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and for the period from April 13, 2021 (inception) through June 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2022 (Unaudited) and for the period from April 13, 2021 (inception) through June 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	23
Item 4.	Controls and Procedures	23
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	24
Item 1A.	Risk Factors.	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	24
Item 3.	Defaults Upon Senior Securities.	25
Item 4.	Mine Safety Disclosures.	25
Item 5.	Other Information.	25
Item 6.	Exhibits.	25

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHPORT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31,
	(unaudited)	2021
ASSETS
Current assets:
Cash	$472,622	$1,950,543
Prepaid expenses - current	488,407	—
Due from related party	—	83,581
Total Current Assets	961,029	2,034,124
Marketable securities held in Trust Account	234,933,954	234,600,690
Prepaid expenses -non-current	—	—
TOTAL ASSETS	$235,894,983	$236,634,814

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$326,121	$213,245
Accounts payable	155,248	15,091
Due to related party	156,550	—
Accrued offering costs	184,047	795,490
Total Current Liabilities	821,966	1,023,826
Non-current liabilities:
Warrant liability	2,937,000	17,216,000
Deferred underwriting fee payable	8,050,000	8,050,000
Total Non-current Liabilities	10,987,000	25,266,000
TOTAL LIABILITIES	11,808,966	26,289,826

Commitments and Contingencies (Note 8)

Class A common stock subject to possible redemption; 200,000,000 shares authorized; 23,000,000 shares issued and outstanding subject to possible redemption	234,933,954	234,600,690

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,848,512)	(24,256,277)
Total Stockholders’ Deficit	(10,847,937)	(24,255,702)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$235,894,983	$236,634,814

The accompanying notes are an integral part of the financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

			For the Period
			From
			April 13, 2021
	Three Months	Six Months	(Inception)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2022	2022	2021
Insurance expense	$129,063	$258,125	$—
Formation and offering costs	—	—	1,853
Administrative expense	14,000	75,500	—
Legal and accounting expenses	83,098	347,128	—
Franchise tax expense	49,863	99,178	—
Listing Fees	90,124	90,124	—
Bank fees	623	1,179	—
Total expenses	366,771	871,234	1,853
Loss from operations	(366,771)	(871,234)	(1,853)

Other income:
Change in fair value of warrant liability	3,427,000	14,279,000	—
Unrealized gain on marketable securities held in Trust Account	310,960	333,264	—
Net income (loss)	$3,371,189	$13,741,030	$(1,853)

Weighted average shares outstanding of redeemable Class A common stock	23,000,000	23,000,000	—

Basic and diluted net income per share, redeemable Class A common stock	$0.12	$0.48	$—

Weighted average shares outstanding of non-redeemable Class B common stock	5,750,000	5,750,000	5,000,000

Basic and diluted net income (loss) per share, non-redeemable Class B common stock	$0.11	$0.47	$(0.00)

The accompanying notes are an integral part of the financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A common stock
	Subject to possible				Additional		Total
	Redemption		Class B common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021 (audited)	23,000,000	$234,600,690	5,750,000	$575	$—	$(24,256,277)	$(24,255,702)
Remeasurement of Class A common stock subject to possible redemption	—	22,304	—	—	—	(22,304)	(22,304)
Net income	—	—	—	—	—	10,369,840	10,369,840
Balance – March 31, 2022 (unaudited)	23,000,000	234,622,994	5,750,000	575	—	(13,908,741)	(13,908,166)
Remeasurement of Class A common stock subject to possible redemption	—	310,960	—	—	—	(310,960)	(310,960)
Net income	—	—	—	—	—	3,371,189	3,371,189
Balance – June 30, 2022 (unaudited)	23,000,000	$234,933,954	5,750,000	$575	$—	$(10,848,512)	$(10,847,937)

FOR THE PERIOD FROM APRIL 13, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class A common stock
	Subject to possible				Additional		Total
	Redemption		Class B common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – April 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(1,853)	(1,853)
Balance – June 30, 2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(1,853)	$23,147

The accompanying notes are an integral part of the financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

		For the Period
		From
		April 13, 2021
	Six Months	(Inception)
	Ended	Through
	June 30,	June 30,
	2022	2021
Cash Flows Used in Operating Activities:
Net income (loss)	$13,741,030	$(1,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(333,264)	—
Change in fair value of warrant liabilities	(14,279,000)	—
Insurance expense	258,125	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	253,033	1,853
Accrued offering costs	(611,444)	—
Prepaid expenses	(746,532)	—
Net cash used in operating activities	(1,718,052)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Repayment of amounts due from related party	83,581
Payments made by related party on behalf of the Company	156,550	—
Net cash provided by financing activities	240,131	25,000

Net Change in Cash	(1,477,921)	25,000
Cash – Beginning of period	1,950,543	—
Cash – End of period	$472,622	$25,000

Supplemental Non-Cash Investing and Financing Activities:
Remeasurement of Class A common stock subject to possible redemption	$333,264	$—

The accompanying notes are an integral part of the financial statements.

SOUTHPORT ACQUISTION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.Description of Organization and Business Operations

Southport Acquisition Corporation (the “Company”) is a blank check company formed in Delaware on April 13, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2022, the Company had not yet commenced any operations. All activity for the three and six months ended June 30, 2022 and for the period April 13, 2021 (inception) through December 31, 2021 relates to the Company’s formation, initial public offering (the “IPO”), and pursuit of a target company to effect a business combination. The Company has selected December 31 as its fiscal year end.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic, the Russia-Ukraine war and the recent proposal by the Securities and Exchange Commission (the “SEC”) for new rules and amendments affecting special purpose acquisition corporations like the Company and has concluded that while it is reasonably possible that such matters could have a negative effect on the Company’s financial position, cash flows, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of June 30, 2022. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

As of June 30, 2022 and December 31, 2021, the Company had cash of $472,622 and $1,950,543, respectively, and working capital of $139,063 and $1,010,298, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements are issued. Management plans to address this uncertainty through working capital loans whereby, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors can, but are not obligated to, loan the Company funds as may be required (see Note 5). However, there is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $472,622 and $1,950,543 of cash and no cash equivalents as of June 30, 2022 and December 31, 2021, respectively.

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

Offering Costs Associated with IPO

The Company complies with the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants (defined below) and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on December 14, 2021, offering costs totaling $13,935,218 (consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee, and $1,285,218 of actual offering costs) were recognized with $609,514 included in accumulated deficit as an allocation for the Public Warrants (defined below) and the Private Placement Warrants, and $13,325,704 included in additional paid-in capital.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of June 30, 2022, derivative liabilities are comprised of the warrant liability of $2,937,000.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022, 23,000,000 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. For the three and six months ended June 30, 2022, the Company has recorded accretion of $310,960 and $333,264, respectively, to remeasure the value of Class A common stock subject to possible redemption value of $234,933,954.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The provision for income taxes was deemed to be de minimis for the three and six months ended June 30, 2022.

Net Income Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The condensed statements of operations include a presentation of income per Class A redeemable common stock and income per non-redeemable common stock following the two-class method of income per common stock. In order to determine the net income attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total income allocable to both sets of stock. This is calculated using the total net income less any dividends paid. For purposes of calculating net income per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable common stock for the three and six months ended June 30, 2022, reflective of the respective participation rights.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

For the Three Months Ended
June 30, 2022
Net income	$3,371,189
Less: Remeasurement of Class A redeemable shares to redemption value	(310,960)
Net income excluding accretion of Class A redeemable shares to redemption value	$(3,060,229)

	For the Three Months Ended
	June 30, 2022
	Class A	Class B	Total
Total number of shares	23,000,000	5,750,000	28,750,000
Ownership percentage	80%	20%	100%

Net income allocated based on ownership percentage	2,696,951	674,238	3,371,189

Less: Accretion allocation based on ownership percentage	(248,768)	(62,192)	(310,960)
Plus: Accretion applicable to Class A redeemable shares	310,960	—	310,960
Total income based on ownership percentage	$2,759,143	$612,046	$3,371,189

Weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share	$0.12	$0.11

For the Six
Months Ended
June 30, 2022
Net income	$13,741,030
Less: Remeasurement of Class A redeemable shares to redemption value	(333,264)
Net income excluding accretion of Class A redeemable shares to redemption value	$(13,407,766)

	For the Six Months Ended
	June 30, 2022
	Class A	Class B	Total
Total number of shares	23,000,000	5,750,000	28,750,000
Ownership percentage	80%	20%	100%

Net income allocated based on ownership percentage	10,992,824	2,748,206	13,741,030

Less: Accretion allocation based on ownership percentage	(266,611)	(66,653)	(333,264)
Plus: Accretion applicable to Class A redeemable shares	333,264	—	333,264
Total income based on ownership percentage	$11,059,477	$2,681,553	$13,741,030

Weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share	$0.48	$0.47

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Note 3.Initial Public Offering

At the closing of the IPO on December 14, 2021, the Company sold 23,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (each a “Public Share”), and one-half of one warrant of the Company (each a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

Upon the closing of the IPO on December 14, 2021, $234,600,000 ($10.20 per Unit sold in the IPO) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account. The amounts held in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of June 30, 2022 and December 14, 2021, $234,933,954 and $234,600,000 was held in the Trust Account, respectively. In addition, as of June 30, 2022 and December 14, 2021, $472,622 and $2,034,324 of cash was not held in the Trust Account and is available for working capital purposes, respectively.

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

Note 5.Related Party Transactions

Founder Shares

On May 27, 2021, the Company issued an aggregate of 7,187,500 shares of Class B common stock to the Sponsor for a purchase price of $25,000. On November 25, 2021, the Sponsor surrendered 1,437,500 shares of the Company’s Class B common stock for no consideration, resulting in there being an aggregate of 5,750,000 shares of the Company’s Class B common stock outstanding (the “Founder Shares”), up to 750,000 of which were then subject to forfeiture to the extent that the over-allotment option is not exercised in full by the underwriter for the IPO. On December 13, 2021, the underwriter for the IPO exercised its over-allotment option in full, with the related closing of the additional 3,000,000 covered by the option occurring on December 14, 2021. Accordingly, no Founder Shares remain subject to forfeiture.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital

Loans may be convertible into warrants, at a price of $1.00 per warrant. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022, no Working Capital Loans were outstanding.

Due to Related Party

The Sponsor has made payments for tax payments and to vendors on behalf of the Company, totaling $156,550 for the three and six months ended June 30, 2022.

Administrative Support Agreement

Commencing on December 10, 2021 and until completion of the Company’s initial Business Combination or liquidation, the Company is required to pay the Sponsor $15,000 per month for administrative support and services.

Note 6.Stockholders’ Equity

Preferred stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, subject to possible redemption.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value, common stock. Holders of the Company’s common stock are entitled to one vote for each share. On May 27, 2021, the Company issued an aggregate of 7,187,500 shares of Class B common stock to the Sponsor for a purchase price of $25,000. On November 25, 2021, the Sponsor surrendered 1,437,500 shares of Class B common stock for no consideration, resulting in there being an aggregate of 5,750,000 shares of Class B common stock outstanding. As of June 30, 2022 and December 31, 2021, as a result of the above surrender, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

The Company is not obligated to deliver any Class A common stock pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A common stock issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No Public Warrants are exercisable for cash or on a cashless basis, and the Company is not obligated to issue any shares of Class A common stock to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

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

The Company expects to account for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity”. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as derivative liability.

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

Note 9.Recurring Fair Value Measurements

At June 30, 2022, the Company’s warrant liability was valued at $2,937,000. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private

Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of June 30, 2022, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The Company transferred the fair value of the Public Warrant liability from Level 3 to Level 1 of the fair value hierarchy as the Company’s Public Warrants detached and commenced separate public trading (PORT.W) on the New York Stock Exchange on January 31, 2022. The fair value of the Private Placement Warrant liability was transferred from Level 3 to Level 2 of the fair value hierarchy as they are identical to the Public Warrants.

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis:

	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and marketable securities held in trust account	$234,933,954	$—	$—
Liabilities:
Public Warrants	$1,265,000	$—	$—
Private Placement Warrants	$—	$1,672,000	$—

The following table sets forth the changes in Level 3 fair value instruments for the six months ended June 30, 2022:

	Public	Private Placement	Total Level 3
	Warrants	Warrants	Financial Instruments
Balance at December 31, 2021	$8,521,000	$8,695,000	$17,216,000
Changes in fair value	(7,256,000)	(7,023,000)	(14,279,000)
Transfers out of Level 3	(1,265,000)	(1,672,000)	(2,937,000)
Balance at June 30, 2022	$—	$—	$—

Measurement

The Company established the initial fair value for the warrants on December 14, 2021, the date of the consummation of the Company’s IPO. The Company used a Black-Scholes-Merton formula to value the warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. As of June 30, 2022, the public warrants have detached from the Units and are separately tradable on the New York Stock Exchange (PORT.W). The closing price of the public warrants was utilized in determining the fair value of the public warrants as of June 30, 2022.

The key inputs into the lattice model and Monte Carlo simulation model formula were as follows at June 30, 2022:

Private
Placement
Inputs:	Warrants
Common stock price	$9.92
Exercise price	$11.50
Risk-free rate of interest	3.00%
Volatility	2.20%
Term	5.75
Warrant to buy one share	$0.14
Dividend yield	0.00%

The key inputs into the lattice model and Monte Carlo simulation model formula were as follows at December 31, 2021:

		Private
	Public	Placement
Inputs:	Warrants	Warrants
Common stock price	$9.63	$9.63
Exercise price	$11.50	$11.50
Risk-free rate of interest	1.35%	1.35%
Volatility	13.24%	13.27%
Term	6.00	6.00
Warrant to buy one share	$0.74	$0.74
Dividend yield	0.00%	0.00%

Note 10.Income Taxes

During the three and  six months ended June 30, 2022, the Company did not record any income tax benefits for the net operating losses incurred due to the uncertainty of realizing a benefit from those items.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and have concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As such, the Company recorded a full valuation allowance against net deferred tax assets as of June 30, 2022 and December 31, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a blank check company incorporated as a Delaware corporation on April 13, 2021 and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or  similar business combination with one or more businesses, which we refer to throughout this report as our “initial business combination”. While efforts to identify a target business may span many industries, our focus will be predominantly within the financial software space with particular focus on mortgage and real estate verticals in the United States. We plan to look for a leading financial services software or Financial Technology partner, with particular focus on mortgage and real estate software verticals, that generates between $50 million and $100 million of revenues and is valued between $1 billion and $2 billion. We intend to effectuate our initial business combination using cash from the proceeds of our IPO (as defined below) and the private placement warrants (as defined below), our capital stock, debt or a combination of cash, stock and debt.

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

As of June 30, 2022, we had not yet commenced any operations. All activity for the three and six months ended June 30, 2022 and for the period April 13, 2021 (inception) through December 31, 2021 relates to our formation, our IPO and our pursuit of a target company with which to effect our initial business combination. The Company has selected December 31 as its fiscal year end.

Results of Operations and Known Trends or Future Events

Our entire activity from inception through June 30, 2022 relates solely to our formation, our IPO and, since the closing of our IPO, a search for a business combination candidate. We have not generated any operating revenues to date, and we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $3,371,189, which consisted of a $3,427,000 gain on the change in fair value of warrant liabilities and a $310,960 unrealized gain on marketable securities held in the Trust Account, offset by $83,098 in legal and accounting expenses, $49,863 of franchise tax expense, $129,063 of insurance expense, $90,124 of listing fees, and $14,623 of administrative expenses and bank fees expenses.

For the six months ended June 30, 2022, we had net income of $13,741,030, which consisted of a $14,279,000 gain on the change in fair value of warrant liabilities and a $333,264 unrealized gain on marketable securities held in the Trust Account, offset by $347,128 in legal and accounting expenses, $99,178 of franchise tax expense, $258,125 of insurance expense, $90,124 of listing fees, and $76,679 of administrative expenses and bank fees expenses.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had cash of $472,622 and $1,950,543, respectively, and working capital of $139,063 and $1,010,298, respectively.

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

Specifically, we expect that our primarily liquidity requirements over the next 12 months from June 30, 2022 will include, among other things, approximately $180,000 for office space, utilities, and secretarial and administrative services pursuant to our agreement with our sponsor to pay our sponsor $15,000 per month for these services until our initial business combination or liquidation; $300,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combination; $300,000 for legal and accounting fees related to regulatory reporting requirements; $85,000 for NYSE continued listing fees; and approximately $200,000 for working capital to cover miscellaneous expenses (including Delaware franchise taxes, net of anticipated interest income). These amounts are estimates and may differ materially from our actual expenses.

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

These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within 12 months from June 30, 2022.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022 or December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2022 or December 31, 2021.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022, 23,000,000 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. For the three and six months ended June 30, 2022, the Company has recorded accretion of $22,304  and $333,264 to remeasure the value of Class A common stock subject to possible redemption to $234,933,954.

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

Net Income Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The condensed statements of operations include a presentation of income per Class A redeemable common stock and income per non-redeemable common stock following the two-class method of income per common stock. In order to determine the net income attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total income allocable to both sets of stock. This is calculated using the total net income less any dividends paid. For purposes of calculating net income per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable common stock for the three and six months ended June 30, 2022, reflective of the respective participation rights.

Recent Accounting Pronouncements

In March 2020, FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This ASU improves and clarifies various financial instruments topics, including the current expected credit losses standard issued in 2016 (ASU No. 2016-13). The ASU includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The amendments have different effective dates. The issues 1-5 are conforming amendments, which are effective upon issuance of this final update. The Company determined that issues 1-5 have no impact on its financials. The amendments related to issue 6 and 7 effect ASU No. 2016- 13, Financial instruments – credit losses (Topic 326): measurement of credit losses on financial statements. Effective dates of issue 6 and 7 are the same as the effective date of ASU No. 2016-13. The Company will adopt the new standard in the first quarter of fiscal year 2023.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted.

The Company is currently assessing the impact, if any, that ASU 2020-03 and ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer who also acts as our principal accounting officer, the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the quarter ended June 30, 2022.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended June 30, 2022

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*

Certification of the Principal Executive Officer (and Principal Financial Officer) Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer (and Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 15, 2022	Southport Acquisition Corporation

	By:	/s/ Jeb Spencer
Name: Jeb Spencer
Title: Chief Executive Officer (and Principal Financial Officer)