Form 10-Q
period 2022-09-30
Southport Acquisition Corp
filed 2022-11-14
CIK 1865200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 23,000,000 shares of Class A common stock and 5,750,000 shares of Class B common stock of the registrant issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the three and nine months ended September 30, 2022 (Unaudited), the three months ended September 30, 2021 (Unaudited), and for the period from April 13, 2021 (inception) through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and for the period from April 13, 2021 (inception) through September 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 (Unaudited) and for the period from April 13, 2021 (inception) through September 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4.	Controls and Procedures	25
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	26
Item 1A.	Risk Factors.	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3.	Defaults Upon Senior Securities.	27
Item 4.	Mine Safety Disclosures.	27
Item 5.	Other Information.	27
Item 6.	Exhibits.	27

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHPORT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31,
	(unaudited)	2021
ASSETS
Current Assets:
Cash	$173,387	$1,950,543
Prepaid expenses - current	359,344	—
Due from related party	—	83,581
Total Current Assets	532,731	2,034,124
Non-Current Assets:
Marketable securities held in Trust Account	235,999,921	234,600,690
Prepaid expenses - non-current	—	—
Total Non-Current Assets	235,999,921	234,600,690
TOTAL ASSETS	$236,532,652	$236,634,814

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$335,145	$213,245
Accounts payable	70,434	15,091
Due to related party	156,550	—
Accrued offering costs	184,047	795,490
Total Current Liabilities	746,176	1,023,826
Non-Current liabilities:
Warrant liability	2,344,000	17,216,000
Deferred underwriting fee payable	—	8,050,000
Total Non-Current Liabilities	2,344,000	25,266,000
TOTAL LIABILITIES	3,090,176	26,289,826

Commitments and Contingencies (Note 8)

Class A common stock subject to possible redemption; 200,000,000 shares authorized; 23,000,000 shares issued and outstanding subject to possible redemption at redemption value	235,999,921	234,600,690

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(2,558,021)	(24,256,277)
Total Stockholders’ Deficit	(2,557,446)	(24,255,702)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$236,532,652	$236,634,814

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the Period
				From
				April 13, 2021
	Three Months	Three Months	Nine Months	(Inception)
	Ended	Ended	Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Insurance expense	$129,063	$—	$387,189	$—
Formation and offering costs	—	598	—	2,451
Administrative expense	25,895	—	101,395	—
Legal and accounting expenses	82,705	—	429,833	—
Franchise tax expense	50,411	—	149,589	—
Listing Fees	63,750	—	153,874	—
Bank fees	685	—	1,864	—
Total expenses	352,509	598	1,223,744	2,451
Loss from operations	(352,509)	(598)	(1,223,744)	(2,451)

Other income:
Change in fair value of warrant liability	593,000	—	14,872,000	—
Dividend income on marketable securities held in Trust Account	408,362	—	408,362	—
Unrealized gain on marketable securities held in Trust Account	657,605	—	990,869	—
Net income (loss)	$1,306,458	$(598)	$15,047,487	$(2,451)

Weighted average shares outstanding of redeemable Class A common stock	23,000,000	—	23,000,000	—

Basic and diluted net income per share, redeemable Class A common stock	$0.05	$—	0.54	$—

Weighted average shares outstanding of non-redeemable Class B common stock	5,750,000	5,000,000	5,750,000	5,000,000

Basic and diluted net income (loss) per share, non-redeemable Class B common stock	$0.01	$(0.00)	$0.47	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED STATEMENT OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A common stock
	Subject to possible				Additional		Total
	Redemption		Class B common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021 (audited)	23,000,000	$234,600,690	5,750,000	$575	$—	$(24,256,277)	$(24,255,702)
Remeasurement of Class A common stock subject to possible redemption	—	22,304	—	—	—	(22,304)	(22,304)
Net income	—	—	—	—	—	10,369,840	10,369,840
Balance – March 31, 2022 (unaudited)	23,000,000	234,622,994	5,750,000	575	—	(13,908,741)	(13,908,166)
Remeasurement of Class A common stock subject to possible redemption	—	310,960	—	—	—	(310,960)	(310,960)
Net income	—	—	—	—	—	3,371,189	3,371,189
Balance – June 30, 2022 (unaudited)	23,000,000	$234,933,954	5,750,000	$575	$—	$(10,848,512)	$(10,847,937)
Remeasurement of Class A common stock subject to possible redemption	—	1,065,967	—	—	—	(1,065,967)	(1,065,967)
Gain on waiver of deferred underwriting fee						8,050,000	8,050,000
Net income	—	—	—	—	—	1,306,458	1,306,458
Balance – September 30, 2022 (unaudited)	23,000,000	$235,999,921	5,750,000	$575	$—	$(2,558,021)	$(2,557,446)

FOR THE PERIOD FROM APRIL 13, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A common stock
	Subject to possible				Additional		Total
	Redemption		Class B common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – April 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	—	—	(1,853)	(1,853)
Balance – June 30, 2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(1,853)	$23,147
Net loss	—	—	—	—	—	(598)	(598)
Balance – September 30, 2021 (unaudited)	—	$—	5,750,000	$575	$24,425	$(2,451)	$22,549

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

		For the Period
		From
		April 13, 2021
	Nine Months	(Inception)
	Ended	Through
	September 30,	September 30,
	2022	2021
Cash Flows Used in Operating Activities:
Net income (loss)	$15,047,487	$(2,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(990,869)	—
Dividend income on marketable securities held in Trust Account	(408,362)
Change in fair value of warrant liabilities	(14,872,000)	—
Insurance expense	387,189	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	177,243	1,852
Accrued offering costs	(611,443)	—
Payments made by related party on behalf of the Company	156,550	—
Prepaid expenses	(746,532)	—
Net cash used in operating activities	(1,860,737)	(599)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Receipt of amounts due from related party	83,581	—
Net cash provided by financing activities	83,581	25,000

Net Change in Cash	(1,777,156)	24,401
Cash – Beginning of period	1,950,543	—
Cash – End of period	$173,387	$24,401

Supplemental Non-Cash Investing and Financing Activities:
Remeasurement of Class A common stock subject to possible redemption	$1,399,231	$—
Gain on waiver of deferred underwriting fee	$8,050,000	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity for the three and six months ended September 30, 2022 and for the period April 13, 2021 (inception) through December 31, 2021 relates to the Company’s formation, initial public offering (the “IPO”), and pursuit of a target company to effect a business combination. The Company has selected December 31 as its fiscal year end.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic, the Russia-Ukraine war and the recent proposal by the Securities and Exchange Commission (the “SEC”) for new rules and amendments affecting special purpose acquisition corporations like the Company and has concluded that while it is reasonably possible that such matters could have a negative effect on the Company’s financial position, cash flows, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of September 30, 2022. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

As of September 30, 2022 and December 31, 2021, the Company had cash of $173,387 and $1,950,543, respectively, and working capital deficit of $213,445 and working capital of $1,010,298, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements are issued. Management plans to address this uncertainty through working capital loans whereby, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors can, but are not obligated to, loan the Company funds as may be required (see Note 5). However, there is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $173,387 and $1,950,543 of cash and no cash equivalents as of September 30, 2022 and December 31, 2021, respectively.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of September 30, 2022, derivative liabilities are comprised of the warrant liability of $2,344,000.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022, 23,000,000 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. For the three and nine months ended September 30, 2022, the Company has recorded accretion of $1,065,967 and $1,399,231, respectively, to remeasure the value of Class A common stock subject to possible redemption value of $235,999,921.

As of September 30, 2022 and December 31, 2021, the Class A common stock, classified as temporary equity in the condensed balance sheets, are reconciled in the following tables:

Gross proceeds from initial public offering	$230,000,000
Less:
Proceeds allocated to public warrants	(10,060,000)
Offering costs allocated to Class A common stock subject to possible redemption	(13,325,704)
Add:
Remeasurement of Class A common stock subject to possible redemption	27,986,394
Class A common stock subject to possible redemption, December 31, 2021	$234,600,690
Remeasurement of Class A common stock subject to possible redemption	1,399,231
Class A common stock subject to possible redemption, September 30, 2022	$235,999,921

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The provision for income taxes was deemed to be de minimis for the three and nine months ended September 30, 2022.

Net Income Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The condensed statements of operations include a presentation of income per Class A redeemable common stock and income per non-redeemable common stock following the two-class method of income per common stock. In order to determine the net income attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total income allocable to both sets of stock. This is calculated using the total net income less any dividends paid. For purposes of calculating net income per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable common stock for the three and nine months ended September 30, 2022, reflective of the respective participation rights.

The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

For the Three Months Ended
September 30, 2022
Net income	$1,306,458
Less: Remeasurement of Class A redeemable shares to redemption value	(1,065,967)
Net income excluding accretion of Class A redeemable shares to redemption value	$240,491

	For the Three Months Ended
	September 30, 2022
	Class A	Class B	Total
Total number of shares	23,000,000	5,750,000	28,750,000
Ownership percentage	80%	20%	100%

Net income allocated based on ownership percentage	1,045,166	261,292	1,306,458

Less: Accretion allocation based on ownership percentage	(852,774)	(213,193)	(1,065,967)
Plus: Accretion applicable to Class A redeemable shares	1,065,967	—	1,065,967
Total income based on ownership percentage	$1,258,359	$48,099	$1,306,458

Weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share	$0.05	$0.01

For the Nine
Months Ended
September 30, 2022
Net income	$15,047,487
Less: Remeasurement of Class A redeemable shares to redemption value	(1,399,231)
Net income excluding accretion of Class A redeemable shares to redemption value	$13,648,256

	For the Nine Months Ended
	September 30, 2022
	Class A	Class B	Total
Total number of shares	23,000,000	5,750,000	28,750,000
Ownership percentage	80%	20%	100%

Net income allocated based on ownership percentage	12,037,990	3,009,497	15,047,487

Less: Accretion allocation based on ownership percentage	(1,119,385)	(279,846)	(1,399,231)
Plus: Accretion applicable to Class A redeemable shares	1,399,231	—	1,399,231
Total income based on ownership percentage	$12,317,836	$2,729,651	$15,047,487

Weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share	$0.54	$0.47

For the Three
Months Ended
September 30, 2021
Net loss	$(598)
Less: Remeasurement of Class A redeemable shares to redemption value	—
Net loss excluding accretion of Class A redeemable shares to redemption value	$(598)

	For the Three Months Ended
	September 30, 2022
	Class A	Class B	Total
Total number of shares	—	5,000,000	5,000,000
Ownership percentage	—	100%	100%

Net loss allocated based on ownership percentage	—	(598)	(598)

Less: Accretion allocation based on ownership percentage	—	—	—
Plus: Accretion applicable to Class A redeemable shares	—	—	—
Total loss based on ownership percentage	$—	$(598)	$(598)

Weighted average shares outstanding	—	5,000,000
Basic and diluted net loss per share	$—	$(0.00)

Period from April 13, 2021
(Inception) through
September 30, 2021
Net loss	$(2,451)
Less: Remeasurement of Class A redeemable shares to redemption value
Net loss excluding accretion of Class A redeemable shares to redemption value	$(2,451)

	For the Three Months Ended
	September 30, 2022
	Class A	Class B	Total
Total number of shares	—	5,000,000	5,000,000
Ownership percentage	—	100%	100%

Net income allocated based on ownership percentage	—	(2,451)	(2,451)

Less: Accretion allocation based on ownership percentage	—	—	—
Plus: Accretion applicable to Class A redeemable shares	—	—	—
Total income based on ownership percentage	$—	$(2,451)	$(2,451)

Weighted average shares outstanding	—	5,000,000
Basic and diluted net income per share	$—	$(0.00)

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Upon the closing of the IPO on December 14, 2021, $234,600,000 ($10.20 per Unit sold in the IPO) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account. The amounts held in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of September 30, 2022 and December 14, 2021, $235,999,921 and $234,600,000 was held in the Trust Account, respectively. In addition, as of September 30, 2022 and December 14, 2021, $173,387 and $2,034,324 of cash was not held in the Trust Account and is available for working capital purposes, respectively.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Due to Related Party

The Sponsor has made tax payments and payments to various vendors on behalf of the Company. As of September 30, 2022 and December 31, 2021, the Company owed $156,550 and $0, respectively.

Administrative Support Agreement

Commencing on December 10, 2021 and until completion of the Company’s initial Business Combination or liquidation, the Company is required to pay the Sponsor $15,000 per month for administrative support and services. The Company pays the Sponsor for rent and costs incurred under the administrative support and services agreement and waives the excess amounts under the agreement. For the three and nine months ended September 30, 2022, the Company has paid $21,000 and $72,000, receptively. The Company did not pay anything under the administrative support and services agreement from April 13, 2021 (inception) through December 31, 2021.

Note 6.Stockholders’ Equity

Preferred stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, subject to possible redemption.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value, common stock. Holders of the Company’s common stock are entitled to one vote for each share. On May 27, 2021, the Company issued an aggregate of 7,187,500 shares of Class B common stock to the Sponsor for a purchase price of $25,000. On November 25, 2021, the Sponsor surrendered 1,437,500 shares of Class B common stock for no consideration, resulting in there being an aggregate of 5,750,000 shares of Class B common stock outstanding. As of September 30, 2022 and December 31, 2021, as a result of the above surrender, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of the IPO to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discount. On December 13, 2021, the underwriter exercised the option in full, closing the sale of the 3,000,000 additional Units on December 14, 2021. The underwriter was paid an underwriting commission of $4,600,000 upon the closing of the IPO. In addition, the underwriter was entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate, payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. On August 22, 2022, the underwriter delivered a letter to the Company pursuant to which the underwriter waived its entitlement to the payment of the deferred underwriting fee. The $8,050,000 waived fee was recorded to accumulated deficit.

Note 9.Recurring Fair Value Measurements

At September 30, 2022, the Company’s warrant liability was valued at $2,344,000. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of September 30, 2022 and December 31, 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The Company transferred the fair value of the Public Warrant liability from Level 3 to Level 1 of the fair value hierarchy as the Company’s Public Warrants detached and commenced separate public trading (PORT.W) on the New York Stock Exchange on January 31, 2022. The fair value of the Private Placement Warrant liability was transferred from Level 3 to Level 2 of the fair value hierarchy as they are identical to the Public Warrants.

		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities at April 13, 2021 (inception)	$—	$—	$—
Initial fair value at issuance of public and private placement warrants	10,060,000	10,320,000	20,380,000
Change in fair value	(1,539,000)	(1,625,000)	(3,164,000)
Level 3 derivative warrant liabilities as of December 31, 2021	$8,521,000	$8,695,000	$17,216,000
Transfer of public warrants to Level 1 measurement	(8,521,000)	—	(8,521,000)
Transfer of private warrants to Level 2 measurement	—	(8,695,000)	(8,695,000)
Level 3 derivative warrant liabilities as of September 30, 2022	$—	$—	$—

The following table sets forth by level within the fair value hierarchy the Company’s assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2022 and December 31, 2021:

September 30, 2022

	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in trust account	$235,999,921	$—	$—
Liabilities:
Public Warrants	$1,150,000	$—	$—
Private Placement Warrants	$—	$1,194,000	$—

December 31, 2021

	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in trust account	$234,600,690	$—	$—
Liabilities:
Public Warrants	$—	$—	$8,521,000
Private Placement Warrants	$—	$—	$8,695,000

Measurement

The Company established the initial fair value for the warrants on December 14, 2021, the date of the consummation of the Company’s IPO. The Company used a Black-Scholes-Merton formula to value the warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. As of September 30, 2022, the public warrants have detached from the Units and are separately tradable on the New York Stock Exchange (PORT.W). The closing price of the public warrants was utilized in determining the fair value of the public warrants as of September 30, 2022.

The key inputs into the lattice model and Monte Carlo simulation model formula were as follows at December 31, 2021:

		Private
	Public	Placement
Inputs:	Warrants	Warrants
Common stock price	$9.63	$9.63
Exercise price	$11.50	$11.50
Risk-free rate of interest	1.35%	1.35%
Volatility	13.24%	13.27%
Term	6.00	6.00
Warrant to buy one share	$0.74	$0.74
Dividend yield	0.00%	0.00%

Note 10.Income Taxes

During the three and nine months ended September 30, 2022, the Company did not record any income tax benefits for the net operating losses incurred due to the uncertainty of realizing a benefit from those items.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of net operating loss carryforwards. The Company considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and have concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As such, the Company recorded a full valuation allowance against net deferred tax assets as of September 30, 2022 and December 31, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Special Note Regarding Forward-Looking Statements

This quarterly report, including statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not a forward-looking statement. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying some of the important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the discussion under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On December 14, 2021, a total of $234,600,000 of the net proceeds from our IPO and the Private Placement were deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders at JPMorgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company, acting as trustee. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest and are available for a business combination, assuming no redemptions, before fees and expenses associated with our initial business combination.

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

As of September 30, 2022, we had not yet commenced any operations. All activity for the three and nine months ended September 30, 2022 and for the period April 13, 2021 (inception) through December 31, 2021 relates to our formation, our IPO and our pursuit of a target company with which to effect our initial business combination. The Company has selected December 31 as its fiscal year end.

Results of Operations and Known Trends or Future Events

Our entire activity from inception through September 30, 2022 relates solely to our formation, our IPO and, since the closing of our IPO, a search for a business combination candidate. We have not generated any operating revenues to date, and we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net income of $1, 306,458, which consisted of a $593,000 gain on the change in fair value of warrant liabilities, a $657,605 unrealized gain on marketable securities held in the Trust Account, and $408,362 of dividend income on marketable securities held in the Trust Account, offset by $82,705 in legal and accounting expenses, $50,411 of franchise tax expense, $129,063 of insurance expense, $63,750 of listing fees, and $26,581 of administrative expenses and bank fees expenses.

For the nine months ended September 30, 2022, we had net income of $15, 047,487, which consisted of a $14,872,000 gain on the change in fair value of warrant liabilities, a $990,869 unrealized gain on marketable securities held in the Trust Account, and $408,362 of dividend income on marketable securities held in the Trust Account, offset by $429,833 in legal and accounting expenses, $149,589 of franchise tax expense, $387,189 of insurance expense, $153,874 of listing fees, and $101,395 of administrative expenses and bank fees expenses.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had cash of $173,387 and $1,950,543, respectively, and working capital deficit of $213,445 and working capital of $1,010,298, respectively.

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

Specifically, we expect that our primarily liquidity requirements over the next 12 months from September 30, 2022 will include, among other things, approximately $180,000 for office space, utilities, and secretarial and administrative services pursuant to our agreement with our sponsor to pay our sponsor $15,000 per month for these services until our initial business combination or liquidation; $300,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combination; $300,000 for legal and accounting fees related to regulatory reporting requirements; $85,000 for NYSE continued listing fees; and approximately $200,000 for working capital to cover miscellaneous expenses (including Delaware franchise taxes, net of anticipated interest income). These amounts are estimates and may differ materially from our actual expenses.

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

These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within 12 months from September 30, 2022.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022 or December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2022 or December 31, 2021.

Pursuant to the underwriting agreement for our IPO, the underwriter of our IPO was entitled to a deferred fee of $0.35 per unit, or $8,050,000 in the aggregate, payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement. However, on August 22, 2022, the underwriter delivered a letter to the Company pursuant to which the underwriter waived its entitlement to the payment of the deferred underwriting fee.

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

Underwriting Agreement

We granted the underwriter a 45-day option from the date of our IPO to purchase up to 3,000,000 additional units to cover over-allotments, if any, at the IPO price less the underwriting discount. On December 13, 2021, the underwriter exercised the option in full, closing the sale of the 3,000,000 additional units on December 14, 2021. The underwriter was paid an underwriting commission of $4,600,000 upon the closing of our IPO. In addition, the underwriter was entitled to a deferred fee of $0.35 per unit, or $8,050,000 in the aggregate, payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

On August 22, 2022, the underwriter delivered a letter to the Company pursuant to which the underwriter waived its entitlement to the payment of the deferred underwriting fee. The $8,050,000 waived fee was recorded to accumulated deficit.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022, 23,000,000 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. For the three and nine months ended September 30, 2022, the Company has recorded accretion of $1,065,967 and $1,399,231 to remeasure the value of Class A common stock subject to possible redemption to $235,999,921.

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

Net Income Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The condensed statements of operations include a presentation of income per Class A redeemable common stock and income per non-redeemable common stock following the two-class method of income per common stock. In order to determine the net income attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total income allocable to both sets of stock. This is calculated using the total net income less any dividends paid. For purposes of calculating net income per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable common stock for the three and nine months ended September 30, 2022, reflective of the respective participation rights.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer who also acts as our principal accounting officer, the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this quarterly report are any of the risks described in our annual report on Form 10-K for the year ended December 31, 2021 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2021 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022 filed with the SEC, except for the below:

A new 1% U.S. federal excise tax could be imposed on us in connection with redemptions.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). Because we are a Delaware corporation and our securities are trading on the New York Stock Exchange, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.

If a Business Combination is completed on or before December 31, 2022, we would not be subject to the excise tax as a result of stockholders exercising their redemption rights. However, if such Business Combination occurs any time after December 31, 2022, any redemption or other repurchase that occurs in connection with the Business Combination may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, (ii) the nature and amount of the equity issued in connection with the Business Combination (or otherwise issued not in connection with the Business Combination but issued within the same taxable year of the Business Combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete the Business Combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the quarter ended September 30, 2022.

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

At the time of the consummation of our IPO, we paid a total of $4,600,000 in underwriting fees related to our IPO. In addition, the underwriter agreed to defer $8,050,000 in underwriting fees. On August 22, 2022, the underwriter delivered a letter to the Company pursuant to which the underwriter waived its entitlement to the payment of the deferred underwriting fee.

On December 14, 2021, a total of $234,600,000 of the net proceeds from our IPO and the Private Placement were deposited in the Trust Account. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account and are available for a business combination, assuming no redemptions, before fees and expenses associated with our initial business combination. The proceeds held in the Trust Account will be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Through December 14, 2021, we incurred $1,285,218 for other costs and expenses related to our IPO.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended September 30, 2022

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

November 14, 2022	Southport Acquisition Corporation

	By:	/s/ Jeb Spencer
Name: Jeb Spencer
Title: Chief Executive Officer (and Principal Financial Officer)