Form 10-K
period 2022-12-31
Southport Acquisition Corp
filed 2023-05-30
CIK 1865200

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-41150

Southport Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-3483780 (I.R.S. Employer Identification Number)

1745 Grand Avenue Del Mar, California (Address of principal executive offices)	92014 (Zip Code)

Registrant’s telephone number, including area code: (917) 503-9722

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one warrant	PORT.U	The New York Stock Exchange

Class A common stock, par value $0.0001 per share	PORT	The New York Stock Exchange

Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50, subject to adjustment	PORT.W	The New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), was $228,160,000.

As of May 30, 2023, there were 27,200,000 shares of Class A common stock and 1,550,000 shares of Class B common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Those forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not a forward-looking statement. Forward-looking statements in this report may include, for example, statements about:

●	our ability to select an attractive target business or businesses;

●	our ability to complete our initial business combination on favorable terms in a timely manner, or at all;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating some of their time to other businesses and potentially having conflicts of interest with us or in approving our initial business combination;

●	actual and potential conflicts of interest relating to our management team, or our sponsor or any of their respective affiliates;

●	our ability to draw from the support and expertise of affiliates of our sponsor;

●	our potential ability to obtain additional financing to complete our initial business combination on favorable terms, or at all;

●	our pool of prospective target businesses, including the location and industry of such target businesses;

●	the ability of our management team to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of an active trading market for our securities;

●	the use of proceeds not held in the Trust Account (as hereinafter defined) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

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

PART I

Unless otherwise stated or the context otherwise requires, references in this report to: (i) “we,” “us,” “our,” “the Company” or “our Company” are to Southport Acquisition Corporation; (ii) “founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our IPO (as defined herein), and the shares of our Class A common stock issued upon the conversion thereof; (iii) “initial business combination” has the meaning set forth in the immediately following paragraph; (iv) “management” or our “management team” are to our officers and directors; (v) “permitted withdrawals for tax” are to amounts withdrawn from interest earned on the funds held in the Trust Account (as defined herein) in order to pay our taxes; (vi) “private placement warrants” are to our warrants purchased by our sponsor in the Private Placement (as defined herein); (vii) “public shares” are to shares of our Class A common stock included in the units sold in our IPO (whether they were purchased in our IPO or thereafter in the open market); (viii) “public stockholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that the status of our sponsor and each member of our management team as a “public stockholder” shall only exist with respect to such public shares; (ix) “public warrants” are to our warrants included in the units sold in our IPO (whether they were purchased in our IPO or thereafter in the open market) and to the private placement warrants if held by third parties other than our sponsor or its permitted transferees; (x) “sponsor” are to Southport Acquisition Sponsor LLC, a Delaware limited liability company; (xi) “underwriter” are to BofA Securities, Inc., the underwriter of our IPO; and (xii) “warrants” are to the public warrants and the private placement warrants.

Item 1.Business.

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

On December 14, 2021, a total of $234,600,000 of the net proceeds from our IPO and the Private Placement were deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders at JPMorgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company, acting as trustee. The net proceeds deposited into the Trust Account remain on deposit in the Trust Account earning interest and are available for a business combination, assuming no redemptions, before fees and expenses associated with our initial business combination. Pursuant to the underwriting agreement for our IPO, the underwriter was entitled to a deferred fee of $0.35 per unit sold, or $8,050,000 in the aggregate, payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a business combination within the prescribed time period. However, on August 22, 2022, the underwriter delivered a letter to the Company pursuant to which the underwriter waived its entitlement to the payment of the deferred underwriting fee.

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

So long as we maintain a listing for our securities on the New York Stock Exchange (the “NYSE”), our initial business combination must occur with one or more businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in the Trust Account). We refer to this as the “80% of net assets test.” If our securities are no longer listed on the NYSE, we will not be obligated to satisfy the 80% of net assets test. Our board of directors will make the determination as to the fair market value of our initial business combination. The fair market value of the target businesses or assets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of our board of directors in evaluating the fair market value of the target businesses or assets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed initial business combination will provide public stockholders with our analysis of our satisfaction of the 80% of net assets test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of the target businesses or assets, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”) or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of any applicable target business or asset, it may be unable to do so if the board is less familiar or experienced with such target business or asset, there is a significant amount of uncertainty as to the value of the target assets or the prospects of the target business, including if such business is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and our board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target businesses or assets meets the 80% threshold, unless such opinion includes material information regarding the valuation of a target business or asset or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required under applicable law, any proxy statement that we deliver to stockholders and file with the SEC in connection with a proposed initial business combination will include such opinion.

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

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. If we structure a business combination transaction with a target business in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We may conduct redemptions of our public shares without a stockholder vote unless stockholder approval is required by applicable law or stock exchange listing requirement, or we decide to seek stockholder approval for business or other reasons. If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

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

Corporate Information

Our offices are located at 1745 Grand Avenue, Del Mar, California 92014, and our telephone number is (917) 503-9722. The information that is or may be contained on or accessible through any website that we may maintain is not part of this report and is not incorporated herein by reference.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates equals or exceeds $700 million as of the end of such fiscal year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to:

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	Our public stockholders may not be afforded an opportunity to vote on our initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such initial business combination.
●	If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote, and depending on the number of stockholders who vote, our sponsor, officers and directors may have almost enough votes to approve our initial business combination based on the shares held by them.
●	Your only opportunity to affect the investment decision regarding our initial business combination will be limited to the exercise of your right to redeem your public shares from us for cash, unless we seek stockholder approval of such initial business combination.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our public shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our public shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your public shares.
●	The requirement that we complete our initial business combination by June 14, 2023, unless an Extension Period applies, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	We may not be able to complete our initial business combination by June 14, 2023 or during any Extension Period, in which case we would cease all operations, except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.
●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase public shares or public warrants from the public, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.
●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination despite our compliance with the tender offer rules or proxy rules, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.
●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of certain other blank check companies.
●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our public shares, you will lose the ability to redeem all such shares in excess of 15% of our public shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination within the prescribed time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of the Trust Account, and our warrants will expire worthless.
●	If the funds not being held in the Trust Account are insufficient to allow us to operate until at least June 14, 2023, we may be unable to complete our initial business combination.
●	If the funds not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our management team or our sponsor or any of their respective affiliates to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.
●	The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.20 per share.
●	If we have not completed our initial business combination by June 14, 2023, or during any Extension Period, our public stockholders may be forced to wait beyond such prescribed time period before redemption from the Trust Account.
●	If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by our public stockholders may be less than $10.20 per share.
●	We identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future, or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We have no operating results, and we did not commence operations until after the closing of our IPO in December 2021. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We do not yet have any plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

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

As of December 31, 2022, we had $50,858 in cash held outside the Trust Account and a working capital deficit of $929,527, respectively. Further, we expect to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. In addition, management is currently evaluating the impact of the COVID-19 pandemic on the industry and its effect on the Company’s financial condition, liquidity, results of operations and/or search for a target company. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination (including, potentially, with the same target). Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

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

The ability of our public stockholders to exercise redemption rights with respect to a large number of our public shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your public shares.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

Global markets are experiencing volatility and disruption following the invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions could adversely affect our search for a business combination and any target business with which we may ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we may ultimately consummate a business combination, may be materially adversely affected. In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital, or the imposition of unattractive covenants to obtain such capital, needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling public stockholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its public shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of such public warrants outstanding or to vote such public warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

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

Our units, Class A common stock and warrants are listed on the NYSE under the symbols “PORT.U,” “PORT” and “PORT.W,” respectively. Although our securities are currently listed on the NYSE, we cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum of 300 public holders. Additionally, immediately upon the consummation of our initial business combination, we will be required to demonstrate compliance with NYSE listing requirements that are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our stock price would generally be required to be at least $4 per share, our global market capitalization would be required to be at least $150,000,000, the aggregate market value of our publicly held shares would be required to be at least $40,000,000 and we would be required to have a minimum of 400 round lot holders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until at least June 14, 2023, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plan to address this need for capital through potential additional loans from certain of our affiliates is discussed in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until June 14, 2023; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination within the prescribed time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of the Trust Account and our warrants will expire worthless. Please see “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our public stockholders may be less than $10.20 per share” and other risk factors herein.

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

Of the net proceeds from our IPO and the Private Placement, as of December 31, 2022, only $50,858 was available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our management team, sponsor or directors or any of their respective affiliates to operate or may be forced to liquidate. None of our management team or our sponsor or any of their respective affiliates is under any obligation or other duty to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination by June 14, 2023 or during any Extension Period. If we are unable to complete our initial business combination within the prescribed time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such case, our public stockholders may receive only $10.20 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our public stockholders may be less than $10.20 per share” and other risk factors herein.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments;

●	restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our initial business combination; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure);

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

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

On March 30, 2022, the SEC announced the proposal of new rules and amendments concerning special purpose acquisition companies such as the Company that, if adopted, would provide a safe harbor for special purpose acquisition companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a special purpose acquisition company’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a special purpose acquisition company to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the special purpose acquisition company’s registration statement for its initial public offering. The special purpose acquisition company would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the proposed rules, including the proposed safe harbor rule, have not yet been adopted, there is uncertainty in the SEC’s view of the applicability of the Investment Company Act to a special purpose acquisition company that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We may not have entered into a definitive business combination agreement within 18 months after the effective date of our registration statement relating to the Public Offering, and may not complete our business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide our public stockholders the right to have their public shares redeemed in connection with our initial business combination or to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by June 14, 2023, or during any Extension Period, or with respect to any other provision relating to stockholder rights or pre-initial business combination activity; and (iii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. Because we have invested the proceeds only in permitted instruments, we believe we are not an investment company subject to the Investment Company Act.

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

For example, on March 30, 2022, the SEC announced the proposal of new rules and amendments concerning special purpose acquisition companies such as the Company that, if adopted, would, among other things: (i) require special purpose acquisition companies to include additional and/or enhanced disclosure about conflicts of interest, compensation paid to sponsors, sources of dilution, and the fairness of proposed business combination transactions in certain instances, (ii) amend the financial statement requirements applicable to business combination transactions involving shell companies, including special purpose acquisition companies, (iii) prohibit special purpose acquisition companies from taking advantage of the liability safe harbor in the Private Securities Litigation Reform Act of 1995 regarding forward-looking statements in SEC filings and with respect to business combination transactions, (iv) deem underwriters (as defined under the Securities Act) in a special purpose acquisition company’s initial public offering to be underwriters in any subsequent business combination transaction when certain conditions are met, and (v) implement new and more onerous requirements regarding the use of financial projections in filings with the SEC, including in connection with business combination transactions. There can be no assurance as to if or when the new proposed rules and amendments will be adopted by the SEC or, if adopted, as to any changes that may be made to such proposed rules and amendments prior to their adoption or as to when the new rules and amendments would become effective, or whether any of the proposed rules will adversely affect the likelihood of special purpose acquisition companies, including us, being able to consummate their initial business combinations.

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

Our warrants are accounted for as a warrant liability and were recorded at fair value upon issuance, and any changes in fair value of our warrants in each period will be reported in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an initial business combination.

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

We may engage one or more financial advisors to provide services to us in the future, which may include acting as an advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. These financial incentives may cause such advisors to have potential conflicts of interest in rendering any such services, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more financial advisors to provide services to us in the future, including, for example, identifying potential targets, providing advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such advisors fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. Such advisors’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

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

Although we have identified general guidelines and characteristics for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have attributes entirely consistent with such guidelines and characteristics. If we complete our initial business combination with a target that does not meet some or all of these guidelines and characteristics, such combination may not be as successful as a combination with a business that does meet all of our guidelines and characteristics. In addition, if we announce a prospective business combination with a target that does not meet our general guidelines and characteristics, a greater number of public stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general guidelines and characteristics. If we are unable to complete our initial business combination within the prescribed time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of the Trust Account and our warrants will expire worthless.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of December 31, 2022, there were 153,800,000 and 14,250,000 authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants, but not shares reserved upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holders thereof, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2022, there were no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote on any initial business combination, pre-initial business combination activity or amendments to the articles of our amended and restated certificate of incorporation that govern certain rights of holders related to our consummation of an initial business combination. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of our investors;

●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

●	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, common stock and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

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

As of March 31, 2023, our sponsor held an aggregate of 5,750,000 founder shares, representing 20.0% of our outstanding public shares and an aggregate of 11,700,000 private placement warrants entitling the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment. The founder shares will be worthless if we do not complete an initial business combination by June 14, 2023 or during any Extension Period.

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

Although we have no current commitments to issue any notes or other debt securities, or to otherwise incur debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption of the public shares from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our common stock;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds from our IPO and the Private Placement, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may materially negatively impact our operations and financial results.

As of December 31, 2022, the Trust Account held $237,984,513 in funds available to complete our initial business combination.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

We may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in our initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target or issue a substantial number of new shares of Class A common stock to third parties in connection with financing our initial business combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions of public shares in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all public shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination (including, potentially, with the same target).

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

Our amended and restated certificate of incorporation provides that any of its provisions (other than provisions relating to the appointment and removal of directors prior to our initial business combination, which may only be amended with the approval of the holders of a majority of the outstanding shares of our Class B common stock) related to pre-business combination activity (including the requirement to deposit proceeds from our IPO and the Private Placement into the Trust Account and not release such amounts, except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of the outstanding shares of our common stock, and corresponding provisions of the trust agreement governing the release of funds from the Trust Account may be amended if approved by holders of at least 65% of the outstanding shares of our common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of the outstanding shares of our common stock, subject to applicable provisions of the DGCL, or applicable stock exchange rules. We may not issue additional securities with the right to vote on amendments to our amended and restated certificate of incorporation or on our initial business combination. Our sponsor, which owned 20% of our common stock as of March 31, 2023, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

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

As of March 31, 2023, our sponsor owned 20% of our outstanding common stock and all of our founder shares. The founder shares will entitle the holders to elect all of our directors prior to the consummation of our initial business combination. Holders of our public shares will have no right to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, only holders of a majority of our founder shares may remove a member of the board of directors with or without cause. These provisions of our amended and restated certificate of incorporation may only be amended by the holders of a majority of the outstanding shares of our Class B common stock. As a result, you will not have any influence over the election or removal of our directors prior to our initial business combination.

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

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sale price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to all the warrant holders. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your redeemable warrants. However, none of the private placement warrants will be redeemable by us (except under certain circumstances in connection with the redemption described in the next paragraph) so long as they are held by our sponsor or its permitted transferees.

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

As of March 31, 2023, our sponsor held 5,750,000 founder shares and 11,700,000 private placement warrants. The founder shares are convertible into shares of Class A common stock, as provided herein, on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our management team, sponsor or directors or any of their respective affiliates make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the private placement warrants.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination by June 14, 2023 or during any Extension Period.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. Accordingly, stockholders may not have access to certain information they may deem important. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ended December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on the effectiveness of our internal control over financial reporting. As a result, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on the effectiveness of our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination. Moreover, there can be no assurance that the incumbent management team of a business combination target will have the necessary experience or knowledge to develop the appropriate level of internal control over financial reporting and otherwise maintain compliance with the applicable requirements of the Sarbanes-Oxley Act. If we complete our business combination and the management team of the combined entity is unable to comply with the applicable requirements of the Sarbanes-Oxley Act, our operations might suffer and we could be materially and adversely affected.

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

●rules and regulations regarding currency redemption;

●imposition of withholding taxes;

●laws governing the manner in which future business combinations may be effected;

●tariffs and trade barriers;

●regulations related to customs and import/export matters;

●longer payment cycles;

●tax consequences, such as variations in tax law as compared to the United States;

●changes in local regulations as part of a response to the COVID-19 pandemic;

●currency fluctuations and exchange controls, including devaluations and other exchange rate movements;

●rates of inflation, price instability and interest rate fluctuations;

●challenges in collecting accounts receivable;

●cultural and language differences;

●employment regulations;

●crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

●deterioration of political relations with the United States;

●obligatory military service by personnel; and

●government appropriation of assets.

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

Prior to consummation of our initial business combination, only holders of our founder shares have the right to vote on the election of directors and to remove directors prior to our initial business combination, and such rights may only be amended by a resolution passed by the holders of a majority of the outstanding shares of our Class B common stock. As a result, the NYSE considers us to be a “controlled company” within the meaning of the corporate governance standards of the NYSE. Under those corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	to the extent we have one, we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). Because we are a Delaware corporation and our securities are trading on the NYSE, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.

If a business combination occurs any time after December 31, 2022, any redemption or other repurchase that occurs in connection with the business combination may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the nature and amount of the equity issued in connection with the business combination (or otherwise issued not in connection with the business combination but issued within the same taxable year of the business combination), and (iii) the content of regulations and other guidance from the U.S. Department of the Treasury. In addition, because the excise tax would be payable by us, and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete the business combination.

We identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future, or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

In connection with the audit of our financial statements as of and for the year ended December 31, 2022, we identified a material weakness in our internal control over financial reporting related to the statement of cash flows, specifically the incorrect presentation of dividends earned and reinvested in money market mutual funds on the trust account and incorrect presentation of a sale and purchases of marketable securities held in the trust account on our statement of cash flows. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management, with oversight from the board of directors and the audit committee of the board of directors will implement a remediation plan for this material weakness, including, among other things, additional post-closing review procedures including a review of the classification of earnings on the trust account and confirmation of amounts and balances with the trustee. We cannot be certain as to the timing of completion of our evaluation, testing, and remediation actions or their effect on our operations.

Item 1B.Unresolved Staff Comments.

Not applicable.

Item 2.Properties.

We do not own or lease any real estate or other physical properties materially important to our operation. We currently maintain our executive offices at 1745 Grand Avenue, Del Mar, California 92014. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A common stock and warrants are each traded on the NYSE under the symbols “PORT.U,” “PORT” and “PORT.W,” respectively. Our units commenced public trading on December 10, 2021, and our Class A common stock and warrants commenced separate public trading on January 31, 2022.

Holders

On March 31, 2023, there was 1 holder of record of our units, 1 holder of record of our Class A common stock, 2 holders of record of our warrants, and 1 holder of record of our founder shares.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.[Reserved].

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not identified any business combination target. We intend to effectuate our initial business combination using cash from the proceeds from our IPO and the Private Placement, our capital stock, debt or a combination of cash, capital stock and debt.

On December 14, 2021, we completed our IPO of 23,000,000 units (including 3,000,000 units pursuant to the exercise in full of the underwriter’s over-allotment option) and the Private Placement of an aggregate of 11,700,000 private placement warrants. An aggregate of $234,600,000 in proceeds from our IPO and the Private Placement has been placed in the Trust Account.

For the year ended December 31, 2022, we had net income of $18,132,948, which consisted of formation and operating expenses of $1,577,543 and a provision for income tax of $362,282, offset by a gain of $16,688,950 for the change in fair value of the warrant liability and dividend income of $3,383,823 on marketable securities held in trust. In comparison, for the period from April 13, 2021 (inception) through December 31, 2021, we had net income of $2,325,692, which consisted of formation and operating expenses of $838,998, offset by a gain of $3,164,000 for the change in fair value of the warrant liability and an unrealized gain of $690 on marketable securities held in the Trust Account.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2022, we had $50,858 in operating cash and a working capital deficit of $929,527, compared to $1,950,543 in operating cash and working capital of $1,010,298 as of December 31, 2021.

Until the completion of the initial public offering, our only source of liquidity was an initial purchase of founder shares by our sponsor for $25,000 and up to $350,000 in loans from our sponsor.

On December 14, 2021, we completed the initial public offering of 23,000,000 units, at $10.00 per unit, which included the full exercise by the underwriter of its over-allotment option in the amount of 3,000,000 units, generating gross proceeds of $230,000,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 11,700,000 private placement warrants to our sponsor at a purchase price of $1.00 per private placement warrants, generating gross proceeds to the Company of $11,700,000.

A total of $234,600,000 of the proceeds from the initial public offering and the sale of the private placement warrants was placed in a U.S.-based Trust Account at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Transaction costs of the initial public offering amounted to $13,935,218, consisting of $4,600,000 of underwriting discount, $8,050,000 of deferred underwriting discount, and $1,285,218 of actual offering costs. Of these amounts, $13,325,704 was recorded to additional paid-in capital and $609,514 included in accumulated deficit as an allocation for public warrants and the private placement warrants. On August 22, 2022, the underwriter delivered a letter to the Company pursuant to which the underwriter waived its entitlement to the payment of the deferred underwriting fee.

For the year ended December 31, 2022, net cash provided by operating activities was $396,482. Net income of $18,132,948 was adjusted by $759,525 of accrued dividends on marketable securities held in trust, $16,688,950 change in fair value of warrant liability, and $287,991 of changes in operating assets.

As of December 31, 2022, we had marketable securities held in the Trust Account of $237,984,513, consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of December 31, 2022, we had cash of $50,858 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will have sufficient funds in order to meet the expenditures required for operating our business prior to our initial business combination. We expect to incur significant costs related to identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022 and 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of December 31, 2022 or 2021.

Pursuant to the underwriting agreement for our IPO, the underwriter was entitled to a deferred fee of $0.35 per unit sold, or $8,050,000 in the aggregate, payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a business combination within the prescribed time period. However, on August 22, 2022, the underwriter delivered a letter to the Company pursuant to which the underwriter waived its entitlement to the payment of the deferred underwriting fee.

We have entered into a letter agreement with our sponsor pursuant to which we are required to pay our sponsor a total of $15,000 per month for office space, utilities, and secretarial and administrative services, commencing on December 10, 2021, the date that our securities were first listed on the NYSE, through the earlier of our initial business combination and our liquidation.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of December 31, 2022.

Recent Accounting Standards

Refer to Note 3. Summary of Significant Accounting Policies of the Notes to the Financial Statements.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8.Financial Statements and Supplementary Data.

Reference is made to the financial information beginning on Page F-1 comprising a portion of this Annual Report on Form 10-K.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer who also acts as our principal accounting officer, the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer who also acts as our principal accounting officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

The material weakness identified relates to the fact that we have not yet designed and maintained effective controls relating to the presentation of our statement of cash flows. Specifically, we incorrectly presented dividends earned and reinvested in money market mutual funds on the trust account within the cash flows from operating activities section on our statement of cash flows and did not present a sale and purchase of marketable securities held in the trust account.

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

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2022 as a result of the material weakness in internal control over financial reporting described above.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

Remediation Plan

Our Chief Executive Officer will perform additional post-closing review procedures including review of the classification of earnings on the trust account and confirmation of amounts and balances with the trustee.

Changes in Internal Control Over Financial Reporting

Other than the matter discussed above, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.Other Information.

Not applicable.

Item 9C.Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Jeb Spencer	54	Chief Executive Officer and Director
Jared Stone	52	Chairman
Sigmund Anderman	81	Director
Matthew Hansen	44	Director
Jennifer Nuckles	48	Director
Cathleen Schreiner Gates	68	Director
David Winfield	71	Director

Jeb Spencer is our Chief Executive Officer and has served as a member of our board of directors since May 2021. He is the co-founder and managing partner of TVC Capital, a software focused, growth equity fund, a position he has held since 2006. He has been a chief executive officer, investor and board member of SaaS companies and currently serves on the board of directors of three software companies—SmartAction (since 2018); MediaPlatform (since 2015) and Centage Corporation (since 2014)—and as observer on the board of directors of Dama Financial (since 2022). Mr. Spencer previously served on the board of directors of 10 other software companies, including SimpleNexus (2018 – 2022); Levels Beyond (2012-2021); ReverseVision (2012-2022); Docupace Technologies (2016 to 2020); EdgeWave (2014 to 2019); Accordent Technologies (2006 to 2011) and Ellie Mae, Inc. (previously NYSE: ELLI) (2011 to 2019). At Ellie Mae, a leading provider of automation software for the mortgage industry which is now a subsidiary of Intercontinental Exchange, Inc (NYSE: ICE), Mr. Spencer also served as the Chair of the board’s M&A Committee. Mr. Spencer was formerly the chief executive officer of Del Mar Datatrac, Inc., a provider of mortgage origination software to the mid-market that was sold to Fiserv (NASDAQ: FISV) in 2005 and to Ellie Mae in 2011. As managing partner of TVC Capital, he was involved in a $20 million Series A financing and a $108 million Series B financing in 2018 and January 2021, respectively, in which TVC Capital invested alongside Insight Partners in SimpleNexus, a homeownership software company that was acquired by nCino, Inc. (NASDAQ: NCNO) in January 2022 in a stock and cash transaction valued at approximately $1.2 billion. SimpleNexus operates a digital platform for loan officers, borrowers and real estate agents that unites the people, systems and stages of the home buying process into a single end-to-end experience. The SimpleNexus platform serves independent mortgage banks, banks and credit unions, and loan originators in the United States. Mr. Spencer holds a B.A in Political Science from Boston College and an MBA from Harvard Business School.

We believe that Mr. Spencer’s extensive experience with software focused companies, including his experience as a board member of a number of these companies (including a former public company) and as a chief executive officer of certain of these companies, his business experience in investing in private companies, as well as experience with sales of private companies qualify him to serve on our board.

Jared Stone has served as Chairman of our board of directors since May 2021. He is an investor in private and public companies with over 27 years of experience leading investments on behalf of institutional and family investors. From 2001 to 2015, he was a co-founder, managing director and member of the investment committee of Northgate Capital, a global private equity investment firm, where he and his partners raised and invested approximately $4.5 billion in private equity capital. Mr. Stone co-led an investment in Del Mar Datatrac, a provider of mortgage origination software to the mid-market that was sold to Fiserv (NASDAQ: FISV) in 2005 and to Ellie Mae in 2011. Since 2014, he has served on the board of directors of Centage Corporation, a cloud planning, budgeting and forecasting software company. Prior to graduate school, Mr. Stone began his career at McKinsey & Company and then worked at Onex Corporation, Greenwich Street Capital Partners and Bain Capital. He holds a B.A. in Honors Economics from Brigham Young University, an MBA from Harvard Business School and a J.D. from Yale Law School.

We believe that Mr. Stone’s vast experience with investing in private and public companies, including a mortgage software company, as well as his experience as a board member qualify him to serve on our board.

Sigmund “Sig” Anderman has served as a member of our board of directors since May 2021. He is an entrepreneur who has founded, run, invested in and advised many real estate and mortgage services and financial technology companies over a 50-year career. In 1997, he founded Ellie Mae, Inc. (previously NYSE: ELLI). At Ellie Mae, Mr. Anderman served as chief executive officer and chairman of the board of directors from 1997 through January 2015 and as executive chairman of the board of directors from February 2015 until April 2019 when Ellie Mae was acquired by Thoma Bravo, a private equity firm that subsequently sold Ellie Mae to Intercontinental Exchange, Inc. (NYSE: ICE). Mr. Anderman co-founded American Home Shield Corporation, a home warranty company, in 1973, and served as its general counsel until 1979 and as its chief executive officer from 1979 to 1982. Mr. Anderman founded CompuFund, Inc., a computerized mortgage banking company, in 1982 and served as its chief executive officer until 1991. Mr. Anderman founded Inspectech Corporation, a computerized home inspection company, in 1991 and served as its chief executive officer until 1998. Mr. Anderman was named one of the “Ten Most Influential People in the Mortgage Industry” in 2005 by Inman News and received the Distinguished Career Award from the Executive Roundtable for Mortgage Finance in 2019. Mr. Anderman serves on the boards of several nonprofit institutions, including Natural Resources Defense Council Action Fund (since 2014), the Anderman Foundation (President since 2012) and the Springboard Initiative (Chairman and President since 2015). Mr. Anderman holds a B.A. in Education from City College of New York and a J.D. from New York University Law School.

We believe that Mr. Anderman’s broad experience as an entrepreneur and chief executive officer, his years of experience as the chairman of the board of directors of a public company, as well as his experience with mergers and acquisitions qualify him to serve on our board.

Matthew Hansen has served as a member of our board of directors since January 2022. Matthew is currently the chief product officer for nCino, Inc. He is the founder and a former chief executive officer of SimpleNexus, a nCino Company. SimpleNexus is a homeownership software company with a digital platform for loan officers, borrowers and real estate agents. SimpleNexus was acquired by nCino, Inc. (NASDAQ: NCNO) in January 2022. Mr. Hansen founded SimpleNexus in 2011 and served as its chief executive officer until May 2021. Mr. Hansen has over 20 years of software development experience. Prior to founding SimpleNexus, Mr. Hansen designed and led the implementation of enterprise software systems for multiple companies. From 2009 to 2014, Mr. Hansen led core development at Simplifile, a company that primarily facilitates the electronic recording of land-records documents to counties. Prior to Simplifile, Mr. Hansen was the development team lead at Amirsys, Inc. from 2005 to 2009. At Amirsys, Inc., he led a team of software engineers to build STATdx, an imaging diagnostic tool for radiologists. Mr. Hansen also developed a point-of-sale system software for Micron, built software to manage training for unions, and built a point-of-sale system for motorsports and recreational vehicle dealerships.

We believe that Mr. Hansen’s decades of experience in developing enterprise software/SaaS, including FinTech, as well as his years of experience as the founder and chief executive officer of a mortgage software focused company qualify him to serve on our board.

Jennifer Nuckles has served as a member of our board of directors since January 2022. She currently serves as Chief Executive Officer and member of the board of directors of R-Zero, a biosafety technology company. Prior to joining R-Zero, Ms. Nuckles was an Executive Vice President and the Group Business Unit Leader – Enterprise, Content, and Insights at SoFi Technologies, Inc. (NASDAQ: SOFI)(“SoFi”), a digital personal finance company, from March 2020 to September 2022, and Business Unit Leader – Marketplace, Enterprise, Partnerships and Content at SoFi from June 2019 to March 2020. Prior to joining SoFi, she was the Chief Marketing Officer of several consumer technology companies, including Doctor on Demand (2016 – 2019) and Zynga (NASDAQ: ZNGA) (2014 – 2016). Ms. Nuckles spent almost a decade in leadership positions at The Clorox Company, running well-known household-name brands. She began her career in consulting covering consumer and media at Arthur Andersen. Ms. Nuckles holds an MBA from Harvard Business School and a B.A. from the University of California. She is a Certified Public Accountant.

We believe that Ms. Nuckles’ years of experience as a marketing executive in the consumer technology industry, her current experience as a senior executive of a digital personal finance company, as well as her experience as a board member qualify her to serve on our board.

Cathleen Schreiner Gates has served as a member of our board of directors since May 2021. She was the chief executive officer of SimpleNexus from May 2021 to July 2022. SimpleNexus is a homeownership software company with a digital platform for loan officers, borrowers, and real estate agents. SimpleNexus was acquired by nCino, Inc. (NASDAQ: NCNO) in January 2022. Ms. Schreiner Gates was also a member of the board of directors of SimpleNexus from March 2020 until January 2022. She served as the

President of SimpleNexus from August 2020 until she became the company’s chief executive officer. Prior to SimpleNexus, she was the executive vice president of Sales and Marketing at Ellie Mae, Inc. (previously NYSE: ELLI), now a subsidiary of Intercontinental Exchange, Inc (NYSE: ICE), from March 2015 to July 2019 and was senior vice president of Sales and Client Services at Ellie Mae from February 2012 to March 2015. Ms. Schreiner Gates is the chief executive officer of Trifecta Consulting LLC, a Go-To-Market consulting company she founded in 2019. She has spent the last 10 years in the mortgage FinTech sector and has over 30 years of experience in enterprise software/SaaS, spanning multiple industries and ranging from venture-backed, early-stage companies to larger public companies, all with a high-growth focus. Ms. Schreiner Gates has been a speaker at industry events and is an active supporter of women-in-leadership organizations. She holds a B.A. in French Literature and an MBA from Rutgers University.

We believe that Ms. Schreiner Gates’s decades of experience in enterprise software/SaaS, her experience in various executive officer roles at a mortgage software focused company, including her current role as the chief executive officer of a mortgage software company, as well as her experience as a board member qualify her to serve on our board.

David Winfield has served as a member of our board of directors since May 2021. He is currently an advisor to the Executive Director of the Major League Baseball Players Association, a position he has held since 2013. He is a former MLB player with broad experiences in professional sports, business, media and philanthropy. In his 22 year MLB career following his collegiate baseball career at the University of Minnesota, Minneapolis, Mr. Winfield won a World Series Championship, appeared in 12 All-Star Games and was inducted into the National Baseball Hall of Fame in his first year of eligibility. Subsequent to his baseball career, in 1995, he established Winfield & Winfield, Ltd., a personal services corporation that provides business development, consulting and advocacy services for corporate, sports, education and government entities, where he has served as President since its inception. In addition, Mr. Winfield created and headed the Winfield Foundation, a foundation which provided health and education services to youth and communities nationwide from 1975 to 1997.

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

Audit Committee

We have established an audit committee of our board of directors. The members of our audit committee are Sigmund Anderman, Jennifer Nuckles and David Winfield, with Jennifer Nuckles serving as chair of the audit committee. The audit committee held four meetings during 2022.

Each member of the audit committee is financially literate. In addition, our board of directors has determined that each of Sigmund Anderman, Jennifer Nuckles and David Winfield qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. Our board of directors has also determined that Sigmund Anderman, Jennifer Nuckles and David Winfield are independent directors under applicable NYSE rules and Rule 10A-3 under the Exchange Act.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm has with us in order to evaluate their continued independence;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

You will be able to review the audit committee charter by accessing our public filings at the SEC’s website at www.sec.gov.

Director Nominations

We do not have a standing nominating committee, although we intend to form a corporate governance and nominating committee as and when required to do so by law or by the rules of the NYSE. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation contains a waiver of the corporate opportunity doctrine, which provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation. The purpose for the surrender of corporate opportunities is to allow officers, directors or other representatives with multiple business affiliations to continue to serve as an officer of our Company or on our board of directors. Our officers and directors may from time to time be presented with opportunities that could benefit both another business affiliation and us. In the absence of the “corporate opportunity” waiver in our charter, certain candidates would not be able to serve as an officer or director. We believe we substantially benefit from having representatives, who bring significant, relevant and valuable experience to our management, and, as a result, the inclusion of the “corporate opportunity” waiver in our amended and restated certificate of incorporation provides us with greater flexibility to attract and retain the officers and directors that we feel are the best candidates.

However, the personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. The different timelines of competing business combinations could cause our directors and officers to prioritize a different business combination over finding a suitable acquisition target for our business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest, which could negatively impact the timing for a business combination.

In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Although we have no formal policy in place for vetting potential conflicts of interest, our board of directors will review any potential conflicts of interest on a case-by-case basis.

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our Company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our sponsor, directors and officers have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our sponsor, directors and officers have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination by June 14, 2023, or during an Extension Period. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our Initial Stockholders until one year after the completion of our initial business combination. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor, directors and officers may directly or indirectly own founder shares and private placement warrants, our sponsor, directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination because of their financial interest in completing an initial business combination by June 14, 2023, or during an Extension Period.
●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our Company.
●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

Under Delaware law, officers and directors owe the following fiduciary duties:

●	duty to act in good faith, with the care of a prudent person, and in the best interest of the corporation as a whole;
●	duty to refrain from self-dealing, usurping corporate opportunities and receiving improper personal benefits; and
●	duty to make decisions on an informed basis, in good faith and in the honest belief that the action was taken in the best interest of the corporation and that these decisions will be protected by the “business judgment rule.”

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have, and none of our directors or officers will be required to offer any such corporate opportunity of which he or she may become aware to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA, or from an independent accounting firm, that such an initial business combination is fair to our Company from a financial point of view.

In the event that we submit our initial business combination to our public stockholders for a vote, our sponsor, directors and officers have agreed to vote any founder shares held by them and any public shares purchased during or after the offering in favor of our initial business combination.

Item 11.Executive Compensation.

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

Compensation Committee Interlocks and Insider Participation

In the past year, Jeb Spencer, who serves, and in the past year served, as our Chief Executive Officer, served as a member of the board of directors of SimpleNexus, a company in which Cathleen Schreiner Gates, one of the members of our board of directors, currently serves, and in the past year served as chief executive officer, and in which Matthew Hansen, another member of our board of directors, served as chief executive officer in the past year.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2023, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of any class of our common stock;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this report.

	Class A common stock		Class B common stock
	Number of	Approximate	Number of	Approximate
	Shares	Percentage	Shares	Percentage
	Beneficially	of	Beneficially	of
Name of Beneficial Owners(3)	Owned	Class(1)	Owned	Class(2)
5% or Greater Beneficial Owners:
Southport Acquisition Sponsor LLC(4)	—	—	5,750,000	100.0%
Saba Capital Management, L.P. and affiliated entities and persons(5)	1,362,913	5.9%	—	—

Directors and Executive Officers:
Jeb Spencer(6)	—	—	5,750,000	100.0%
Jared Stone(6)	—	—	5,750,000	100.0%
Sigmund Anderman*	—	—	—	—
Matthew Hansen*	—	—	—	—
Jennifer Nuckles*	—	—	—	—
Cathleen Schreiner Gates*	—	—	—	—
David Winfield*	—	—	—	—
All officers and directors as a group (seven individuals)	—	—	5,750,000	100.0%
*

This individual does not beneficially own any shares of common stock or private placement warrants. However, this individual has a pecuniary interest in shares of Class B common stock and private placement warrants through his or her ownership of membership interests of our sponsor.

(1)	Based on 23,000,000 shares of Class A common stock outstanding as of March 31, 2023, including those shares of Class A common stock comprising a portion of a unit.

(2)	Based on 5,750,000 shares of Class B common stock outstanding as of March 31, 2023.

(3)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Southport Acquisition Corporation, 1745 Grand Avenue, Del Mar, California 92014.

(4)	Interests shown consist solely of shares of Class B common stock, which are referred to herein as founder shares. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination, or earlier at the option of the holders thereof, on a one-for-one basis, subject to adjustment. Southport Acquisition Sponsor LLC, a Delaware limited liability company, is our sponsor and is controlled by Jeb Spencer, our Chief Executive Officer, and Jared Stone, the Chairman of our board.

(5)	Based on information contained in a Schedule 13G filed on February 14, 2023, each of Saba Capital Management, L.P. (“Saba Capital”), Saba Capital Management GP, LLC (“Saba GP”) and Boaz R. Weinstein had shared voting and dispositive power over 1,362,913 shares of Class A common stock. The business address of each of Saba Capital, Saba GP and Boaz R. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)	These shares consist solely of shares of Class B common stock held in the name of our sponsor. Our sponsor is controlled by Jeb Spencer, our Chief Executive Officer, and Jared Stone, the Chairman of our board, who serve as the only members of our sponsor’s board of managers.

As of March 31, 2023, our sponsor holds all of our founder shares. Holders of our founder shares have the right to elect and to remove all of our directors prior to the consummation of our initial business combination. Holders of our public shares do not have the right to elect any directors to our board of directors prior to our initial business combination. In addition, because our sponsor holds all of our founder shares, our sponsor may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

Our sponsor purchased an aggregate of 11,700,000 private placement warrants in the Private Placement. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at $11.50 per share, subject to adjustment. If we do not complete our initial business combination by June 14, 2023, or during any Extension Period, the funds in the Trust Account, which includes a portion of the proceeds from the Private Placement, will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions and are entitled to registration rights, in each case, described below. The private placement warrants will not be redeemable by us except in certain redemption scenarios and will be exercisable on a cashless basis so long as they are held by our management team or our sponsor or their permitted transferees. If the private placement warrants are held by holders other than our management team or our sponsor or their permitted transferees, the private placement warrants will be redeemable by us in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units sold in our IPO. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants sold in our IPO.

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

Registration Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale (in the case of the founder shares, only after conversion to shares of Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we are not required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period as described above under “—Transfers of Founder Shares and Private Placement Warrants.” We will bear the expenses incurred in connection with the filing of any such registration statements.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

On May 27, 2021, our sponsor purchased an aggregate of 7,187,500 founder shares for an aggregate purchase price of $25,000. On November 24, 2021, our sponsor surrendered 1,437,500 founder shares for no consideration, thereby reducing the aggregate number of founder shares outstanding to 5,750,000, resulting in an effective purchase price paid for the founder shares of approximately $0.004 per share, and reducing the aggregate number of founder shares owned by our sponsor to 5,750,000.

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

We have adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving our Company.

In addition, our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their respective affiliates.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with our sponsor, directors or officers unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our Company from a financial point of view. There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments may be made to our sponsor, officers or directors, or our or their affiliates, and, if made prior to our initial business combination will be made from funds held outside the Trust Account:

●	payment to our sponsor of a total of $15,000 per month for office space, utilities, and secretarial and administrative services;

●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	repayment of loans which may be made by our sponsor, officers or directors or their respective affiliates to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender.

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

Item 14.Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to BDO USA LLP, for services rendered in 2022:

	Year Ended	Year Ended
	December 31,	December 31,
Type of Fee	2022	2021
Audit Fees	$90,700	$153,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

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

PART IV

Item 15.Exhibit and Financial Statement Schedules.

(a)The following documents are filed as part of this report:

(1)Financial Statements

(2)Financial Statements Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in Item 15 of Part IV below.

(3)Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Item 16.Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated December 9, 2021, by and between the Company and BofA Securities, Inc., as underwriter(2)
3.1	Amended and Restated Certificate of Incorporation of the Company(2)
3.2	Amended and Restated Bylaws of the Company(2)
4.1	Specimen Unit Certificate(1)
4.2	Specimen Class A Common Stock Certificate(1)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4)(2)
4.4	Warrant Agreement, dated December 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent(2)
4.5	Description of Securities(3)
10.1	Promissory Note, dated May 27, 2021 issued to Southport Acquisition Sponsor LLC(1)
10.2	Letter Agreement, dated December 9, 2021, by and among the Company, its initial officers and directors, and the Sponsor(2)
10.3	Letter Agreement, dated January 6, 2022, by and among the Company, Matthew Hansen and Jennifer Nuckles(3)
10.4	Investment Management Trust Agreement, dated December 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee(2)
10.5	Registration Rights Agreement, dated December 9, 2021, by and between the Company and Southport Acquisition Sponsor LLC(2)
10.6	Securities Subscription Agreement, dated May 27, 2021 between the Company and Southport Acquisition Sponsor LLC(1)
10.7	Private Placement Warrants Subscription Agreement, dated December 9, 2021, by and between the Company and Southport Acquisition Sponsor LLC(2)
10.8	Form of Indemnity Agreement(1)
31*	Certification of the Chief Executive Officer (and Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a)
32**	Certification of the Chief Executive Officer (and Principal Financial Officer) required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)
*	Filed herewith
**	Furnished herewith
(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the SEC on November 24, 2021 (File No. 333-261370).
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2021 (File No. 001-41150).
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022 (File No. 001-41150).

SOUTHPORT ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Southport Acquisition Corporation

Del Mar, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Southport Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in common stock subject to possible redemption and stockholders’ deficit, and cash flows for the year ended December 31, 2022 and for the period from April 13, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and cash flows for the year ended December 31, 2022 and for the period from April 13, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company does not have sufficient cash and working capital to sustain its operations and the Company’s ability to execute its business plan is dependent upon its successful completion of the proposed business combination described in Note 1 to the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2021.

May 30, 2023

New York, NY

SOUTHPORT ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$50,858	$1,950,543
Prepaid expenses – current	227,594	—
Due from related party	—	83,581
Total Current Assets	278,452	2,034,124
Non-current assets:
Cash and marketable securities held in Trust Account	237,984,513	234,600,690
Total Non-current Assets	237,984,513	234,600,690
Total Assets	$238,262,965	$236,634,814

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$681,395	$213,245
Accounts payable	97,987	15,091
Accrued offering costs	184,047	795,490
Due to related party	244,550	—
Total Current Liabilities	1,207,979	1,023,826
Non-Current liabilities:
Warrant Liability	527,050	17,216,000
Deferred underwriter fee payable	—	8,050,000
Total Non-current Liabilities	527,050	25,266,000
Total Liabilities	1,735,029	26,289,826

Commitments and Contingencies (Note 8)

Class A common stock subject to possible redemption; 200,000,000 shares authorized; 23,000,000 shares issued and outstanding subject to possible redemption at redemption value	237,984,513	234,600,690

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(1,457,152)	(24,256,277)
Total Stockholders’ Deficit	(1,456,577)	(24,255,702)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$238,262,965	$236,634,814

The accompanying notes are an integral part of the financial statements.

SOUTHPORT ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

		For the Period
		From
		April 13, 2021
	For the Year	(Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Operating costs:
Transaction costs allocated to warrant issuance	$—	$609,514
Administrative expenses	217,424	6,773
Legal and accounting expenses	466,287	45,618
Insurance expense	516,250	30,531
Franchise tax expense	200,000	143,562
Listing fees	175,124	—
Other operating costs	2,458	3,000
Loss from operations	(1,577,543)	(838,998)

Other income:
Change in fair value of warrant liability	16,688,950	3,164,000
Dividend income on marketable securities held in Trust Account	3,383,823	690
Other income	20,072,773	3,164,690
Income before provision for income taxes	18,495,230	2,325,692
Provision for income taxes	(362,282)	—
Net income	$18,132,948	$2,325,692

Basic and diluted weighted average shares outstanding, Class A common stock	23,000,000	1,580,153

Basic and diluted net income per share, Class A common stock	$0.66	$4.72

Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	5,777,433

Basic and diluted net income (loss) per share, Class B common stock	$0.51	$(0.89)

The accompanying notes are an integral part of the financial statements.

SOUTHPORT ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2022

	Class A
	Common Stock Subject to		Class B		Additional		Total
	Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	23,000,000	$234,600,690	5,750,000	$575	$—	$(24,256,277)	$(24,255,702)
Remeasurement of Class A common stock to redemption value	—	3,383,823	—	—	—	(3,383,823)	(3,383,823)
Gain on waiver of deferred underwriter commissions by underwriter	—	—	—	—	—	8,050,000	8,050,000
Net income	—	—	—	—	—	18,132,948	18,132,948
Balance – December 31, 2022	23,000,000	$237,984,513	5,750,000	$575	$—	$(1,457,152)	$(1,456,577)

For the period from April 13, 2021 (inception) through December 31, 2021

	Class A Common Stock
	Subject to Possible				Additional		Total
	Redemption		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – April 13, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Issuance of Class A common stock	23,000,000	206,614,296	—	—	—	—	—
Deemed capital contribution from issuance of private placement warrants	—	—	—	—	1,380,000	—	1,380,000
Accretion of Class A common stock to redemption value	—	27,985,704	—	—	(1,404,425)	(26,581,279)	(27,985,704)
Remeasurement of Class A common stock to redemption value	—	690	—	—	—	(690)	(690)
Net income	—	—	—	—	—	2,325,692	2,325,692
Balance – December 31, 2021	23,000,000	$234,600,690	5,750,000	$575	$—	$(24,256,277)	$(24,255,702)

The accompanying notes are an integral part of the financial statements.

SOUTHPORT ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

		For the Period
		From
		April 13, 2021
	For the Year	(Inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$18,132,948	$2,325,692
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued dividend on marketable securities held in Trust Account	(759,525)	(690)
Change in fair value of warrant liability	(16,688,950)	(3,164,000)
Allocation of deferred offering cost for warrant liability	—	609,514
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	551,046	228,336
Accrued offering costs	(611,443)	795,490
Prepaid expenses	(227,594)	—
Net cash provided by operating activities	396,482	794,342

Cash Flows from Investing Activities:
Purchase of marketable securities held in Trust Account	(237,780,570)	—
Sale of marketable securities held in Trust Account	235,156,272
Investment of cash in Trust Account	—	(234,600,000)
Net cash used in investing activities	(2,624,298)	(234,600,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to the Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Warrants	—	11,700,000
Proceeds from promissory note – related party	—	489,728
Repayment of promissory note – related party	—	(489,728)
Due from related party	—	(83,581)
Payments made by related party on behalf of the Company	244,550	—
Receipt of amounts due from related party	83,581	—
Deferred offering costs	—	(1,285,218)
Net cash provided by financing activities	328,131	235,756,201

Net Change in Cash	(1,899,685)	1,950,543
Cash – Beginning	1,950,543	—
Cash – Ending	$50,858	$1,950,543

Supplemental disclosure of non-cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$—	$206,614,296
Remeasurement of Class A common stock subject to possible redemption	$3,383,823	$27,986,394
Initial measurement of public warrants and private placement warrants	$—	$20,380,000
Gain on waiver of deferred underwriting fee	$8,050,000	$—
Deferred underwriting fee payable	$—	$8,050,000

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

As of December 31, 2022, the Company had not yet commenced any operations. All activity for the year ended December 31, 2022 and for the period April 13, 2021 (inception) through December 31, 2021 relates to the Company’s formation, initial public offering (the “IPO”), and pursuit of a target company to effect a business combination.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic, the Russia-Ukraine war and the recent proposal by the Securities and Exchange Commission (the “SEC”) for new rules and amendments affecting special purpose acquisition corporations like the Company and has concluded that while it is reasonably possible that such matters could have a negative effect on the Company’s financial position, cash flows, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of December 31, 2022. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

As of December 31, 2022, the Company had cash of $50,858 and a working capital deficit of $929,527. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements are issued. Management plans to address this uncertainty through working capital loans whereby, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors can, but are not obligated to, loan the Company funds as may be required (see Note 6). However, there is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2. Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of December 31, 2022, management identified errors made in its historical financial statements where, on the Statement of Cash Flows for the nine months ended September 30, 2022, dividends earned and reinvested were incorrectly presented within the cash flows from operating activities section and a sale and purchases of marketable securities held in the Trust Account were not presented. Additionally, the Company reclassified amounts from unrealized gain on marketable securities held in the Trust Account to dividend income on marketable securities held in the Trust Account on the Statement of Operations to correctly state the character of earnings from the Trust Account for the three and nine months ended September 31, 2023. The Company restated the Condensed Statements of Operations and Condensed Statements of Cash Flows by presenting dividends earned and reinvested within the cash flows from investing activities section of the Statement of Cash Flows, presenting the sale and purchases of marketable securities held in the Trust account within the cash flows from investing activities section of the Statement of Cash Flows, and reclassifying amounts from unrealized gain on marketable securities held in the Trust Account to dividend income on marketable securities held in the Trust Account on the Statement of Operations.

The impact of the revision on the Company’s Condensed Statements of Cash Flows is reflected in the following table:

	As Previously Reported		As Restated
	(unaudited)	Adjustment	(unaudited)
Statement of Operations
For the three months ended September 30, 2022
Dividend income on marketable securities held in Trust Account	408,362	657,605	1,065,967
Unrealized gain on marketable securities held in Trust Account	657,605	(657,605)	—

For the nine months ended September 30, 2022
Dividend income on marketable securities held in Trust Account	408,362	990,869	1,399,231
Unrealized gain on marketable securities held in Trust Account	990,869	(990,869)	—

Statement of Cash Flows
For the nine months ended September 30, 2022
Cash Flows from Operating Activities:
Unrealized gain on marketable securities held in Trust Account	(990,869)	990,869	—
Accrued dividends on marketable securities held in Trust Account	—	(990,869)	(990,869)
Dividend income on marketable securities held in Trust Account	(408,362)	408,362	—
Net Cash Used in Operating Activities	(1,860,737)	408,362	(1,452,375)

Cash Flows from Investing Activities:
Purchase of marketable securities held in Trust Account	—	(235,564,634)	(235,564,634)
Sale of marketable securities held in Trust Account	—	235,156,272	235,156,272
Net Cash Used in Investing Activities	—	(408,362)	(408,362)

There is no impact to the reported amounts for total assets, total liabilities, or net income.

Note 3.Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $50,858 and $1,950,543 of cash and no cash equivalents as of December 31, 2022 and 2021.

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

Offering Costs Associated with IPO

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 340-10-S99-1 – “Other Assets and Deferred Costs” and SEC Staff Accounting Bulletin (“SAB”) Topic 5A— “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are charged to stockholders’ equity or the statement of operations based on the relative value of the Public Warrants (defined below) and the Private Placement Warrants to the proceeds received from the Units sold upon the completion of the IPO. Accordingly, on December 14, 2021, offering costs totaling $13,935,218 (consisting of $4,600,000 of underwriting fee, $8,050,000 of deferred underwriting fee, and $1,285,218 of actual offering costs) were recognized with $609,514 included as an expense in transaction costs allocated to the warrant issuance as an allocation for the Public Warrants (defined below) and the Private Placement Warrants, and $13,325,704 included in additional paid-in capital.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of December 31, 2022 and 2021, derivative liabilities are comprised of the warrant liability of $527,050 and $17,216,000, respectively.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022, 23,000,000 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. For the year ended December 31, 2022, the Company has recorded accretion of $3,383,823 to remeasure the value of Class A common stock subject to possible redemption value of $237,984,513.

As of December 31, 2022 and 2021, the Class A common stock, classified as temporary equity in the balance sheets reconciled in the following table:

Gross proceeds from initial public offering	$230,000,000
Less:
Proceeds allocated to Public Warrants	(10,060,000)
Offering costs allocated to Class A common stock subject to possible redemption	(13,325,704)
Add:
Remeasurement of Class A common stock subject to possible redemption	27,986,394
Class A common stock subject to possible redemption, December 31, 2021	$234,600,690
Add:
Remeasurement of Class A common stock subject to possible redemption	3,383,823
Class A common stock subject to possible redemption, December 31, 2022	$237,984,513

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position, other than penalties and interest related to late filing of the Company’s income tax returns (see Note 12).

Net Income Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The condensed statements of operations include a presentation of income per Class A redeemable common stock and loss per non-redeemable common stock following the two-class method of income per common stock. In order to determine the net income attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total income allocable to both sets of stock. This is calculated using the total net income less any dividends paid. For purposes of calculating net income per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income allocable to both sets of stock, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable common stock for the year ended December 31, 2022, reflective of the respective participation rights.

The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

For the Year Ended
December 31, 2022
Net income	$18,132,948
Less: Remeasurement of Class A redeemable shares to redemption value	(3,383,823)
Net income including accretion of Class A redeemable shares to redemption value	$14,749,125

	For the Year Ended
	December 31, 2022
	Class A	Class B	Total
Total number of shares	23,000,000	5,750,000	28,750,000
Ownership percentage	80%	20%	100%

Net income allocated based on ownership percentage	$14,506,359	$3,626,589	$18,132,948

Less: Accretion allocation based on ownership percentage	(2,707,058)	(676,765)	(3,383,823)
Plus: Accretion applicable to Class A redeemable shares	3,383,823	—	3,383,823
Total income based on ownership percentage	$15,183,124	$2,949,824	$18,132,948

Weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share	$0.66	$0.51

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2022 and 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 became effective on January 1, 2022, with early adoption permitted. The Company did not early adopt ASU 2020-06. Management has evaluated and determined that there is not a material impact on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4.Initial Public Offering

At the closing of the IPO on December 14, 2021 the Company sold 23,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (each a “Public Share”), and one-half of one warrant of the Company (each a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

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

Note 5.Private Placement

The Sponsor purchased an aggregate of 11,700,000 Private Placement Warrants at a price of $1.00 per warrant ($11,700,000 in the aggregate) in a private placement that closed simultaneously with the closing of the IPO.

Each Private Placement Warrant is exercisable for one whole Class A common stock at a price of $11.50 per share, subject to adjustment. $9,200,000 of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the IPO placed in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants and the underlying securities will expire worthless. The Private Placement Warrants are non-redeemable (except as described in Note 8 below under “—Redemption of warrants for Class A common stock when the price per Class A common stock equals or exceeds $10.00”) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

Note 6.Related Party Transactions

Founder Shares

On May 27, 2021, the Company issued an aggregate of 7,187,500 shares of Class B common stock to the Sponsor for a purchase price of $25,000. On November 24, 2021, the Sponsor surrendered 1,437,500 shares of the Company’s Class B common stock for no consideration, resulting in there being an aggregate of 5,750,000 shares of the Company’s Class B common stock outstanding (the “Founder Shares”), up to 750,000 of which were then subject to forfeiture to the extent that the over-allotment option is not exercised in full by the underwriter for the IPO. On December 13, 2021, the underwriter for the IPO exercised its over-allotment option in full, with the related closing of the additional 3,000,000 Units covered by the option occurring on December 14, 2021. Accordingly, no Founder Shares remain subject to forfeiture.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the

Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and 2021, no Working Capital Loans were outstanding.

Due to and due from Related Party

The Sponsor has made tax payments and payments to various vendors on behalf of the Company. As of December 31, 2022 and December 31, 2021, the Company owed $244,550 and $0, respectively. The Company made excess reimbursements to the Sponsor. As of December 31, 2022 and December 31, 2021, the Company was owed $0 and $83,581, respectively from the Sponsor. The Sponsor repaid the amount in March 2022.

Administrative Support Agreement

Commencing on December 10, 2021 and until completion of the Company’s initial Business Combination or liquidation, the Company is required to pay the Sponsor $15,000 per month for administrative support and services. The Company pays the Sponsor for rent and costs incurred under the administrative support and services agreement and waives the excess amounts under the agreement. For the year ended December 31, 2022 and for the period from April 13, 2021 (inception) through December 31, 2021, the Company incurred $149,435 and $6,773 under the agreement, respectively and paid $156,208 and zero during the year ended December 31, 2022, and for the period from April 13, 2021 (inception) through December 31, 2021, respectively.

Note 7.Stockholders’ Deficit

Preferred stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, subject to possible redemption.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value, common stock. Holders of the Company’s common stock are entitled to one vote for each share. On May 27, 2021, the Company issued an aggregate of 7,187,500 shares of Class B common stock to the Sponsor for a purchase price of $25,000. On November 24, 2021, the Sponsor surrendered 1,437,500 shares of Class B common stock for no consideration, resulting in there being an aggregate of 5,750,000 shares of Class B common stock outstanding. As of December 31, 2022 and 2021, as a result of the above surrender, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

Note 8.Warrants

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

Note 9.Commitments and Contingencies

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

Note 10.Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$237,984,513	$—	$—
Liabilities
Public Warrants	$261,050	$—	$—
Private Placement Warrants	$—	$266,000	$—

	December 31,2021
	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and marketable securities held in trust account	$234,600,690	$—	$—
Liabilities
Public Warrants	$—	$—	$8,521,000
Private Placement Warrants	$—	$—	$8,695,000

At December 31, 2022 and 2021, the Company’s warrant liability was valued at $527,050 and $17,216,000, respectively. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information as of December 31, 2022 and 2021, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The Company transferred the fair value of the Public Warrant liability from Level 3 to Level 1 of the fair value hierarchy as the Company’s Public Warrants detached and commenced separate public trading (PORT.W) on the New York Stock Exchange on January 31, 2022. The fair value of the Private Placement Warrant liability was transferred from Level 3 to Level 2 of the fair value hierarchy as they are identical to the Public Warrants.

		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities at April 13, 2021 (inception)	$—	$—	$—
Initial fair value at issuance of Public and Private Placement Warrants	10,060,000	10,320,000	20,380,000
Change in fair value	(1,539,000)	(1,625,000)	(3,164,000)
Level 3 derivative warrant liabilities as of December 31, 2021	$8,521,000	$8,695,000	$17,216,000
Transfer of Public Warrants to Level 1 measurement	(8,521,000)	—	(8,521,000)
Transfer of Private Placement Warrants to Level 2 measurement	—	(8,695,000)	(8,695,000)
Level 3 derivative warrant liabilities as of December 31, 2022	$—	$—	$—

Measurement

The Company established the initial fair value for the warrants on December 14, 2021, the date of the consummation of the Company’s IPO. The Company used a Black-Scholes-Merton formula to value the warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. As of December 31, 2022, the Public Warrants have detached from the Units and are separately tradable on the New York Stock Exchange (PORT.W). The closing price of the Public Warrants was utilized in determining the fair value of the Public Warrants as of December 31, 2022.

The key inputs into the Monte Carlo simulation model formula were as follows at December 31, 2021:

		Private
	Public	Placement
Inputs:	Warrants	Warrants
Common stock price	$9.63	$9.63
Exercise price	$11.50	$11.50
Risk-free rate of interest	1.35%	1.35%
Volatility	13.24%	13.27%
Term	6.00	6.00
Warrant to buy one share (adjusted for the probability of dissolution)	$0.74	$0.74
Dividend yield	0.00%	0.00%

Note 11.Income Taxes

The Company’s net deferred tax assets at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Capitalized start-up costs	$579,901	$179,006
Accrued dividends on marketable securities	(368,014)	(178)
Net operating loss carryforward	—	36,953
Total deferred tax assets	211,887	215,781
Valuation allowance	(211,887)	(215,781)
Deferred tax assets	$—	$—

The income tax provision for the years ended December 31, 2022 and 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Current expense (benefit)
Federal	$362,282	$—
State	—	—
Deferred expense (benefit)
Federal	17,037	(176,045)
State	(13,143)	(39,736)
Change in Valuation Allowance	(3,894)	215,781
Income tax provision	$362,282	$—

As of December 31, 2022 and 2021, the Company has federal net operating loss carryforwards of $0 and $143,562, respectively, that may be carried forward indefinitely. As of December 31, 2022 and 2021, the Company has gross state NOL carryforwards of $0 and $143,562, respectively, which begin to expire in 2041.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2022 and 2021, the change in the valuation allowance was $3,894 and $215,781, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	(0.07)%	(1.71)%
Change in fair value of warrant liabilities	(18.95)%	(28.57)%
Change in valuation allowance	(0.02)%	9.28%
Income tax provision	1.96%	—

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value in warrants and the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the years ended December 31, 2022 and 2021 remain open and subject to examination. The Company considers Delaware to be a significant state tax jurisdiction.

Note 12.Subsequent Events

The Company’s 2022 income tax returns were filed and accepted on May 22, 2023. As the Company did not timely file their fiscal year 2022 federal and state income tax returns, the Company may be subject to penalties and interest as a result.

As previously disclosed in the definitive proxy statement filed by the Company with the SEC on May 22, 2023, the Company expects to hold a special meeting of stockholders (the “Special Meeting”) to consider and approve an extension of time for the Company to consummate an initial business combination from June 14, 2023 to September 14, 2023, or at the election of the board of directors of the Company, March 14, 2024, in six separate additional one-month extensions (the “Extension” and such proposal, the “Extension Proposal”).

On May 25, 2023, the Company and the Sponsor entered into voting and non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated third parties in exchange for such third parties agreeing (i) not to redeem an aggregate of 4,000,000 shares of Class A common stock sold in its initial public offering (the “Non-Redeemed Shares”) in connection with the Special Meeting and (ii) to vote in favor of the Extension Proposal and the Extension at the Special Meeting (other than with respect to certain shares acquired or to be acquired pursuant to the Non-Redemption Agreements). In exchange for the foregoing commitments, the Sponsor has agreed to transfer to such third parties an aggregate of up to 1,499,996 shares of Class B common stock held by the Sponsor, with 500,000 of such shares to be transferred to such third parties promptly upon consummation of the Extension, and an additional 166,666 shares to be transferred to such third parties monthly beginning on September 14, 2023 and up to, and including, February 14, 2024, if the board of directors of the Company elects to further extend the deadline to consummate an initial business combination at or prior to such date, in each case, if such third parties continue to hold such Non-Redeemed Shares through the Special Meeting.

On May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the Sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock. Following such conversion, the Company will have an aggregate of 27,200,000 shares of Class A common stock issued and outstanding and 1,550,000 shares of Class B common stock issued and outstanding.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 30, 2023	Southport Acquisition Corporation

	By:	/s/ Jeb Spencer
Name: Jeb Spencer
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeb Spencer	Chief Executive Officer and Director
Jeb Spencer	(Principal Executive Officer and Principal Financial and Accounting Officer)	May 30, 2023

/s/ Jared Stone	Chairman of the Board of Directors	May 30, 2023
Jared Stone

/s/ Sigmund Anderman	Director	May 30, 2023
Sigmund Anderman

/s/ Matthew Hansen	Director	May 30, 2023
Matthew Hansen

/s/ Jennifer Nuckles	Director	May 30, 2023
Jennifer Nuckles

/s/ Cathleen Schreiner Gates	Director	May 30, 2023
Cathleen Schreiner Gates

/s/ David Winfield	Director	May 30, 2023
David Winfield