Form 10-Q
period 2023-06-30
Southport Acquisition Corp
filed 2023-10-05
CIK 1865200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of October 5, 2023, there were 8,350,065 shares of Class A common stock and 1,550,000 shares of Class B common stock of the registrant issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	1
	Condensed Statements of Operations for the three and six months ended June 30, 2023 and 2022 (Unaudited)	2
	Condensed Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the three and six months ended June 30, 2023 and 2022 (Unaudited)	3
	Condensed Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	29
Item 4.	Controls and Procedures	29
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	30
Item 1A.	Risk Factors.	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	30
Item 3.	Defaults Upon Senior Securities.	31
Item 4.	Mine Safety Disclosures.	31
Item 5.	Other Information.	31
Item 6.	Exhibits.	31

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHPORT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31,
	(unaudited)	2022
ASSETS
Current Assets:
Cash	$461,464	$50,858
Prepaid expenses	—	227,594
Total Current Assets	461,464	278,452
Non-Current Assets:
Marketable securities held in Trust Account	242,914,021	237,984,513
Total Non-current Assets	242,914,021	237,984,513
TOTAL ASSETS	$243,375,485	$238,262,965

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$1,939,043	$681,395
Accounts payable	271,579	97,987
Accrued offering costs	184,047	184,047
Due to related party	296,207	244,550
Share redemptions payable	197,694,657
Total Current Liabilities	200,385,533	1,207,979
Non-current liabilities:
Warrant liability	928,000	527,050
Total Non-current Liabilities	928,000	527,050
TOTAL LIABILITIES	201,313,533	1,735,029

Commitments and Contingencies (Note 8)

Class A common stock subject to possible redemption; 200,000,000 shares authorized; 4,150,065 and 23,000,000 shares issued and outstanding subject to possible redemption at redemption value as of June 30, 2023 and December 31, 2022, respectively	45,219,364	237,984,513

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,200,000 issued and outstanding (excluding 4,150,065 shares subject to possible redemption) as of June 30, 2023 and none issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of December 31, 2022	420	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1,550,000 and 5,750,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	155	575
Additional paid-in capital	—	—
Accumulated deficit	(3,157,987)	(1,457,152)
Total Stockholders’ Deficit	(3,157,412)	(1,456,577)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$243,375,485	$238,262,965

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating costs:
Insurance expense	$98,532	$129,063	$227,594	$258,125
Administrative expense	98,311	14,000	120,403	75,500
Legal and accounting expenses	78,770	83,098	155,441	347,128
Franchise tax expense	49,863	49,863	99,178	99,178
Listing fees	42,500	90,124	42,500	90,124
Bank fees	2,163	623	3,800	1,179
Total expenses	370,139	366,771	648,916	871,234
Loss from operations	(370,139)	(366,771)	(648,916)	(871,234)

Other income (loss):
Change in fair value of warrant liability	141,150	3,427,000	(400,950)	14,279,000
Financing expense	(386,961)	—	(386,961)	—
Dividend income on marketable securities held in Trust Account	2,864,209	310,960	5,389,508	333,264
Other income	2,618,398	3,737,960	4,601,597	14,612,264
Income before provision for income taxes	2,248,259	3,371,189	3,952,681	13,741,030
Provision for income taxes	(591,012)	—	(1,110,969)	—
Net income	$1,657,247	$3,371,189	2,841,712	13,741,030

Weighted average shares outstanding of redeemable Class A common stock	18,650,015	23,000,000	20,812,991	23,000,000

Basic and diluted net income per share, redeemable Class A common stock (see Note 2)	$0.10	$0.12	0.16	0.48

Weighted average shares outstanding of non-redeemable Class A and Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock (see Note 2)	$(0.03)	$0.11	(0.08)	0.47

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Class A common stock
	Subject to possible						Additional		Total
	Redemption		Class A common stock		Class B common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	23,000,000	$237,984,513	—	$—	5,750,000	$575	$—	$(1,457,152)	$(1,456,577)
Remeasurement of Class A common stock subject to possible redemption	—	2,525,300	—	—	—	—	—	(2,525,300)	(2,525,300)
Net income	—	—	—	—	—	—	—	1,184,465	1,184,465
Balance – March 31, 2023 (unaudited)	23,000,000	240,509,813	—	—	5,750,000	575	—	(2,797,987)	(2,797,412)
Sponsor conversion of Class B common stock	—	—	4,200,000	420	(4,200,000)	(420)	—	—	—
Sponsor capital contribution for non-redemption agreements	—	—	—	—	—	—	386,961	—	386,961
Redemption of Class A common stock	(18,849,935)	(197,694,657)	—	—	—	—	—	—	—
Remeasurement of Class A common stock subject to possible redemption	—	2,404,208	—	—	—	—	(386,961)	(2,017,247)	(2,404,208)
Net income	—	—	—	—	—	—	—	1,657,247	1,657,247
Balance – June 30, 2023 (unaudited)	4,150,065	$45,219,364	4,200,000	$420	1,550,000	$155	$—	$(3,157,987)	$(3,157,412)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A common stock
	Subject to possible						Additional		Total
	Redemption		Class A common stock		Class B common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	23,000,000	$234,600,690	—	$—	5,750,000	$575	$—	$(24,256,277)	$(24,255,702)
Remeasurement of Class A common stock subject to possible redemption	—	22,304	—	—	—	—	—	(22,304)	(22,304)
Net income	—	—	—	—	—	—	—	10,369,840	10,369,840
Balance – March 31, 2022 (unaudited)	23,000,000	234,622,994	—	—	5,750,000	575	$—	(13,908,741)	(13,908,166)
Remeasurement of Class A common stock subject to possible redemption	—	310,960	—	—	—	—	—	(310,960)	(310,960)
Net income	—	—	—	—	—	—	—	3,371,189	3,371,189
Balance – June 30, 2022 (unaudited)	23,000,000	$234,933,954	—	$—	5,750,000	$575	$—	$(10,848,512)	$(10,847,937)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months
	Ended
	June 30,
	2023	2022
Cash Flows Used in Operating Activities:
Net income	$2,841,712	$13,741,030
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accrued dividend on marketable securities held in Trust Account	(1,005,796)	(156,474)
Change in fair value of warrant liabilities	400,950	(14,279,000)
Sponsor capital contribution for non-redemption agreements	386,961
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,431,240	253,033
Accrued offering costs	—	(611,444)
Due to related party	51,657	—
Prepaid expenses	227,594	(488,407)
Net cash provided by (used in) operating activities	4,334,318	(1,541,262)

Cash Flow Used in Investing Activities:
Purchases of marketable securities held in Trust Account	(4,383,712)	(176,790)
Proceeds from marketable securities held in Trust Account	460,000	—
Net cash used in investing activities	(3,923,712)	(176,790)

Cash Flows from Financing Activities:
Repayment of amounts due from related party	—	83,581
Payments made by related party on behalf of the Company	—	156,550
Net cash provided by financing activities	—	240,131

Net Change in Cash	410,606	(1,477,921)
Cash – Beginning of period	50,858	1,950,543
Cash – End of period	$461,464	$472,622

Supplemental Non-Cash Investing and Financing Activities:
Remeasurement of Class A common stock subject to possible redemption	$4,929,508	$333,264
Share redemptions payable	$197,694,657	$—
Excess fair value of Class B common stock transferred by Sponsor	$386,961	$—
Supplemental Cash Flow Information:
Cash paid for taxes	$—	$57,644

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

As of June 30, 2023, the Company had not yet commenced any operations. All activity from inception through June 30, 2023 related to the Company’s formation, initial public offering (the “IPO”), and pursuit of a target company to effect a business combination.

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

Following the closing of the IPO on December 14, 2021, $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States, which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any Public Shares (as defined in Note 3) properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (a) to modify the substance or timing of the Company’s obligation to provide its public stockholders the right to have their Public Shares redeemed in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination within the Combination Period (as defined below) or (b) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within 18 months from December 14, 2021 or during any extended time that the Company has to consummate its initial Business Combination beyond such 18-month period. On June 9, 2023, the Company held a special meeting of stockholders (the “Special Meeting”) where the Company’s stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation to extend the time that the Company has to consummate its initial Business Combination (the “Extension”) from June 14, 2023 to September 14, 2023 (the “Extended Date”) and to allow the board of directors of the Company, without another stockholder vote, to elect to further extend the date to consummate an initial Business Combination after the Extended Date up to six times, by an additional month each time, up to March 14, 2024 (the “Extension Amendment Proposal”), providing the Company a 21-month period (or up to 27-month period) from the closing of the IPO to consummate its initial Business Combination (the “Combination Period”).

Prior to the Special Meeting, on May 25, 2023, the Company and the Sponsor entered into voting and non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated third parties in exchange for such third parties agreeing (i) not to redeem an aggregate of 4,000,000 shares of Class A common stock sold in its initial public offering (the “Non-Redeemed Shares”) in connection with the Special Meeting and (ii) to vote in favor of the Extension Amendment Proposal and the Extension at the Special Meeting (other than with respect to certain shares acquired or to be acquired pursuant to the Non-Redemption Agreements). In exchange for the foregoing commitments, the Sponsor agreed to transfer to such third parties an aggregate of up to 1,499,996 shares of Class B common stock held by the Sponsor, with 500,000 of such shares to be transferred to such third parties promptly upon consummation of the Extension, and an additional 166,666 shares to be transferred to such third parties monthly beginning on September 14, 2023 and up to, and including, February 14, 2024, if the board of directors of the Company elects to further extend the deadline to consummate an initial business combination at or prior to such date, in each case, if such third parties continue to hold such Non-Redeemed Shares through the Special Meeting.

In connection with the Special Meeting and the entry into the Non-Redemption Agreements, on May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the Sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock. After giving effect to such conversion, the Company had an aggregate of 27,200,000 shares of Class A common stock issued and outstanding, comprised of 4,200,000 shares held by the Sponsor and not subject to possible redemption and 23,000,000 shares of Class A common stock subject to possible redemption, and 1,550,000 shares of Class B common stock issued and outstanding.

In connection with the vote to approve the Extension Amendment Proposal, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share of Class A common stock, for an aggregate redemption amount of $197,694,657. As a result of the redemptions, 4,150,065 shares of Class A common stock were issued and outstanding and subject to possible redemption. Continental Stock Transfer & Trust Company (the “Trustee”) processed the redemptions and withdrew the $197,694,657 payable to the holders redeeming 18,849,935 shares of Class A common stock on July 7, 2023 (see Note 11).

Risks and Uncertainties

Management is currently evaluating the impact of the Russia-Ukraine war, rising interest rates and increased inflation, and recent proposals by the Securities and Exchange Commission (the “SEC”) for new rules and amendments affecting special purpose acquisition corporations like the Company and has concluded that while it is reasonably possible that such matters could have a negative effect on the Company’s financial position, cash flows, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of June 30, 2023. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

As of June 30, 2023 and December 31, 2022, the Company had cash of $461,464 and $50,858, respectively, and working capital deficit of $199,924,069 and $929,527, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements are issued. Management plans to address this uncertainty through working capital loans whereby, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors can, but are not obligated to, loan the Company funds as may be required (see Note 5). However, there is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on May 30, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $461,464 and $50,858 of cash and no cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

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

In connection with the vote to approve the Extension Amendment Proposal, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share of Class A common stock, for an aggregate redemption amount of $197,694,657. The Trustee redeemed $197,694,657 of marketable securities held in the Trust Account to pay the holders redeeming 18,849,935 shares of Class A common stock on July 7, 2023 (see Note 11).

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of June 30, 2023 and December 31, 2022, derivative liabilities are comprised of the warrant liability of $928,000 and $527,050, respectively.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and December 31, 2022, 4,150,065 and 23,000,000 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On June 9, 2023, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share of Class A common stock, for an aggregate redemption amount of $197,694,657. For the three and six months ended June 30, 2023, the Company has recorded accretion of $2,404,208 and $4,929,508, respectively, and recorded a share redemptions payable amount of $197,694,657 to remeasure the value of Class A common stock subject to possible redemption value to $45,219,364.

The share redemptions payable was recorded as of June 30, 2023 to reflect the June 9, 2023 redemptions that were not processed by the Trustee until July 7, 2023. As the holders properly exercised their right to redeem their shares for cash on June 9, 2023, the value of Class A common stock subject to possible redemption should be decreased by the $197,694,657 cash value of the redemption to reflect amounts that are subject to possible redemption by the remaining holders of 4,150,065 Class A common stock.

As of June 30, 2023 and December 31, 2022, the Class A common stock, classified as temporary equity in the condensed balance sheets, are reconciled in the following tables:

Gross proceeds from initial public offering	$230,000,000
Less:
Proceeds allocated to public warrants	(10,060,000)
Offering costs allocated to Class A common stock subject to possible redemption	(13,325,704)
Add:
Remeasurement of Class A common stock subject to possible redemption	27,986,394
Class A common stock subject to possible redemption, December 31, 2021	234,600,690
Remeasurement of Class A common stock subject to possible redemption	3,383,823
Class A common stock subject to possible redemption, December 31, 2022	237,984,513
Remeasurement of Class A common stock subject to possible redemption	2,525,300
Class A common stock subject to possible redemption, March 31, 2023	$240,509,813
Share redemptions payable	(197,694,657)
Remeasurement of Class A common stock subject to possible redemption	2,404,208
Class A common stock subject to possible redemption, June 30, 2023	$45,219,364

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position, other.

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The condensed statements of operations include a presentation of income per Class A redeemable common stock and income (loss) per non-redeemable common stock following the two-class method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total income allocable to both sets of stock. This is calculated using the total net income less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using the weighted average shares outstanding ratio for the Class A redeemable common stock and for the non-redeemable Class A and Class B common stock for the three and six months ended June 30, 2023 as a result of shareholder redemptions. For the three and six months ended June 30, 2023, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable common stock, reflective of the respective participation rights.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

For the Three Months Ended
June 30, 2023
Net income	$1,657,247
Less: Remeasurement of Class A redeemable shares to redemption value	(2,404,208)
Net income excluding accretion of Class A redeemable shares to redemption value	$(746,961)

	For the Three Months Ended
	June 30, 2023
	Class A	Class A and Class B
	Redeemable Shares	Non-redeemable shares	Total
Total number of shares	4,150,065	5,750,000	9,900,065
Weighted average shares ratio	76%	24%	100%

Net income allocated based on weighted average shares ratio	$1,266,708	$390,539	$1,657,247

Less: Accretion allocation based on weighted average shares ratio	(1,837,643)	(566,565)	(2,404,208)
Plus: Accretion applicable to Class A redeemable shares	2,404,208	—	2,404,208
Total income (loss) based on weighted average shares ratio	$1,833,273	$(176,026)	$1,657,247

Weighted average shares outstanding	18,650,015	5,750,000
Basic and diluted net income (loss) per share	$0.10	$(0.03)

For the Six Months Ended
June 30, 2023
Net income	$2,841,712
Less: Remeasurement of Class A redeemable shares to redemption value	(4,929,508)
Net income excluding accretion of Class A redeemable shares to redemption value	$(2,087,796)

	For the Six Months Ended
	June 30, 2023
	Class A	Class A and Class B
	Redeemable Shares	Non-redeemable shares	Total
Total number of shares	4,150,065	5,750,000	9,900,065
Weighted average shares ratio	78%	22%	100%

Net income allocated based on weighted average shares ratio	$2,226,576	$615,136	$2,841,712

Less: Accretion allocation based on weighted average shares ratio	(3,862,435)	(1,067,073)	(4,929,508)
Plus: Accretion applicable to Class A redeemable shares	4,929,508	—	4,929,508
Total income (loss) based on weighted average shares ratio	$3,293,649	$(451,937)	$2,841,712

Weighted average shares outstanding	20,812,991	5,750,000
Basic and diluted net income (loss) per share	$0.16	$(0.08)

For the Three
Months Ended
June 30, 2022
Net income	$3,371,189
Less: Remeasurement of Class A redeemable shares to redemption value	(310,960)
Net income excluding accretion of Class A redeemable shares to redemption value	$3,060,229

For the Three Months Ended
June 30, 2022

	Class A Redeemable Shares	Class A and Class B Non-redeemable shares	Total
Total number of shares	23,000,000	5,750,000	28,750,000
Ownership percentage	80%	20%	100%

Net income allocated based on ownership percentage	2,696,951	674,238	3,371,189

Less: Accretion allocation based on ownership percentage	(248,768)	(62,192)	(310,960)
Plus: Accretion applicable to Class A redeemable shares	310,960	—	310,960
Total income based on ownership percentage	$2,759,143	$612,046	$3,371,189

Weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share	$0.12	$0.11

For the Six
Months Ended
June 30, 2022
Net income	$13,741,030
Less: Remeasurement of Class A redeemable shares to redemption value	(333,264)
Net income excluding accretion of Class A redeemable shares to redemption value	$13,407,766

	For the Six Months Ended
	June 30, 2022
	Class A	Class A and Class B
	Redeemable Shares	Non-redeemable shares	Total
Total number of shares	23,000,000	5,750,000	28,750,000
Ownership percentage	80%	20%	100%

Net income allocated based on ownership percentage	10,992,824	2,748,206	13,741,030

Less: Accretion allocation based on ownership percentage	(266,611)	(66,653)	(333,264)
Plus: Accretion applicable to Class A redeemable shares	333,264	—	333,264
Total income based on ownership percentage	$11,059,477	$2,681,553	$13,741,030

Weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share	$0.48	$0.47

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Upon the closing of the IPO on December 14, 2021, $234,600,000 ($10.20 per Unit sold in the IPO) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account. The amounts held in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of June 30, 2023 and December 31, 2022, $242,914,021 and $237,984,513 was held in the Trust Account, respectively. As of June 30, 2023 and December 31, 2022, the Company recorded $197,694,657 and zero, respectively, for amounts related to the cash value of redemptions payable to holders of Class A common stock that exercised their right to redeem Class A common stock for cash. In addition, as of June 30, 2023 and December 31, 2022, $461,464 and $50,858 of cash was not held in the Trust Account and is available for working capital purposes, respectively.

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

Note 5.Related Party Transactions

Founder Shares

On May 27, 2021, the Company issued an aggregate of 7,187,500 shares of Class B common stock to the Sponsor for a purchase price of $25,000. On November 25, 2021, the Sponsor surrendered 1,437,500 shares of the Company’s Class B common stock for no consideration, resulting in there being an aggregate of 5,750,000 shares of the Company’s Class B common stock outstanding (the “Founder Shares”), up to 750,000 of which were then subject to forfeiture to the extent that the over-allotment option is not exercised in full by the underwriter for the IPO. On December 13, 2021, the underwriter for the IPO exercised its over-allotment option in full, with the related closing of the additional 3,000,000 covered by the option occurring on December 14, 2021. Accordingly, no Founder Shares remain subject to forfeiture. On May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the Sponsor converted 4,200,000 Founder Shares held by it on a one-for-one basis into shares of the Company’s Class A common stock. After giving effect to such conversion, the Company had 1,550,000 shares of Class B common stock issued and outstanding.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

Due to Related Party

The Sponsor has made tax payments, payments to various vendors on behalf of the Company, and transferred funds to the Company. As of June 30, 2023 and December 31, 2022, the Company owed $296,207 and $244,550, respectively.

Administrative Support Agreement

Commencing on December 10, 2021 and until completion of the Company’s initial Business Combination or liquidation, the Company is required to pay the Sponsor $15,000 per month for administrative support and services. The Company pays the Sponsor for rent and costs incurred under the administrative support and services agreement and waives the excess amounts under the agreement. For the three and six months ended June 30, 2023, the Company has paid $10,500 under the agreement. For the three and six months ended June 30, 2022, the Company has paid $10,500 and $51,000, respectively, under the agreement.

Note 6.Stockholders’ Equity

Preferred stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. On May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the Sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock, resulting in an aggregate of 27,200,000 shares of Class A common stock issued and outstanding, of which 4,200,000 shares were held by the Sponsor and not subject to possible redemption and 23,000,000 shares were subject to possible redemption. On June 9, 2023, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for cash in connection with the vote on the Extension Amendment Proposal, resulting in 4,150,065 shares of Class A common stock issued and outstanding and subject to possible redemption. Accordingly, at June 30, 2023 and December 31, 2022, there were 8,350,065 and 23,000,000 shares of Class A common stock issued and outstanding, including 4,150,065 and 23,000,000 shares of Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value, common stock. Holders of the Company’s common stock are entitled to one vote for each share. On May 27, 2021, the Company issued an aggregate of 7,187,500 shares of Class B common stock to the Sponsor for a purchase price of $25,000. On November 25, 2021, the Sponsor surrendered 1,437,500 shares of Class B common stock for no consideration, resulting in there being an aggregate of 5,750,000 shares of Class B common stock outstanding. On May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the Sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock, resulting in an aggregate of 1,550,000 shares of Class B common stock issued and outstanding. Accordingly, as of June 30, 2023 and December 31, 2022, there were 1,550,000 and 5,750,000 shares of Class B common stock issued and outstanding, respectively.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the issuance of the warrants at the closing of this offering. Accordingly, the Company classifies each warrant as a liability at its fair value. The Public Warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined with the assistance of a professional independent valuation firm. The warrant liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. There has been no change in the classification of the warrants as of June 30, 2023.

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

Non-redemption Agreements

On May 25, 2023, the Company and the Sponsor entered into Non-Redemption Agreements with unaffiliated third parties in exchange for such third parties agreeing (i) not to redeem an aggregate of 4,000,000 shares of Class A common stock sold in its initial public offering (the “Non-Redeemed Shares”) in connection with the Special Meeting and (ii) to vote in favor of the Extension Amendment Proposal and the Extension at the Special Meeting (other than with respect to certain shares acquired or to be acquired pursuant to the Non-Redemption Agreements). In exchange for the foregoing commitments, the Sponsor has agreed to transfer to such third parties an aggregate of up to 1,499,996 shares of Class B common stock held by the Sponsor, with 500,000 of such shares to be transferred to such third parties promptly upon consummation of the Extension, and an additional 166,666 shares to be transferred to such third parties monthly beginning on September 14, 2023 and up to, and including, February 14, 2024, if the board of directors of the Company elects to further extend the deadline to consummate an initial business combination at or prior to such date, in each case, if such third parties continue to hold such Non-Redeemed Shares through the Special Meeting.

The Company accounted for the Non-Redemption Agreements in accordance with Staff Accounting Bulletin Topic 5T (“SAB Topic 5T”). The Company considered the Sponsor’s transfer of Class B common stock to the unaffiliated third parties in exchange for the Non-Redemption Agreements as a capital contribution by the Sponsor, and recognized the excess fair value of the transferred Class B common stock as a financing expense on the condensed statements of operations for the three and six months ended June 30, 2023. The Company determined the excess fair value of the 500,000 Class B shares transferred to such third parties upon the consummation of the Extension to be $386,961.

Note 9.Fair Value Measurements

Recurring Fair Value Measurments

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2023, and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in trust account	$242,914,021	$—	$—
Liabilities:
Share redemptions payable	$197,694,657	$—	$—
Public Warrants	$460,000	$—	$—
Private Placement Warrants	$—	$468,000	$—

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in trust account	$237,984,513	$—	$—
Liabilities:
Share redemptions payable	$—	$—	$—
Public Warrants	$261,050	$—	$—
Private Placement Warrants	$—	$266,000	$—

At June 30, 2023, and December 31, 2022, the Company’s warrant liability was valued at $928,000 and $527,050. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information for the three and six months ended June 30, 2023, and 2022, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

	For the Three and Six Months Ended June 30, 2023
		Private		Share
	Public	Placement	Warrant	Redemptions
	Warrants	Warrants	Liability	Payable
Derivative warrant liabilities as of December 31, 2022	$261,050	$266,000	$527,050	$—
Change in fair value	269,100	273,000	542,100	—
Derivative warrant liabilities as of March 31, 2023	530,150	539,000	1,069,150	—
Establishment of share repurchase liability	—	—	—	197,694,657
Change in fair value	(70,150)	(71,000)	(141,150)	—
Derivative warrant liabilities as of June 30, 2023	$460,000	$468,000	$928,000	$197,694,657

	For the Three and Six Months Ended June 30, 2022
		Private		Share
	Public	Placement	Warrant	Redemptions
	Warrants	Warrants	Liability	Payable
Derivative warrant liabilities as of December 31, 2021	$8,521,000	$8,695,000	$17,216,000	$—
Change in fair value	(5,393,000)	(5,459,000)	(10,852,000)	—
Derivative warrant liabilities as of March 31, 2022	3,128,000	3,236,000	6,364,000	—
Change in fair value	(1,863,000)	(1,564,000)	(3,427,000)	—
Derivative warrant liabilities as of June 30, 2022	$1,265,000	$1,672,000	$2,937,000	$—

Measurement

The Company established the initial fair value for the warrants on December 14, 2021, the date of the consummation of the Company’s IPO. The Company used a Black-Scholes-Merton formula to value the warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. As of June 30, 2023, the public warrants have detached from the Units and are separately tradable on the New York Stock Exchange (PORT.W). The closing price of the public warrants was utilized in determining the fair value of the public warrants as of June 30, 2023.

The key inputs into the lattice model and Monte Carlo simulation model formula to fair value the private placement warrants were as follows at June 30, 2023 and 2022:

	June 30,
Inputs:	2023	2022
Common stock price	$10.52	$9.92
Exercise price	$11.50	$11.50
Risk-free rate of interest	4.05%	3.00%
Volatility	0.00%	2.20%
Term	5.50	5.75
Warrant to buy one share	$0.04	$0.14
Dividend yield	0.00%	0.00%

Non-recurring Fair Value Measurements

On May 25, 2023, the Company and the Sponsor entered into Non-Redemption Agreements with unaffiliated third parties (see Note 8). The Company accounts for the excess fair value of the Class B shares transferred from the Sponsor to the unaffiliated third parties as a capital contribution by the Sponsor and recorded a financing expense in accordance with SAB Topic 5T. The Company estimated the fair value of the 500,000 Class B shares transferred upon the consummation of the Extension at $387,000, or $0.77 per share.

The fair value of the Class B shares was determined by multiplying the underlying stock price of the Company’s Class A common stock by the estimated probability of an Initial Business Combination and applying a discount for lack of marketablility (“DLOM”). The Company utilized June 9, 2023, the date of the consummation of the Extension, as the measurement date.

The following are the key inputs into the calculation at the measurement date:

June 9,
Inputs:	2023
Common stock price	$10.54
Estimated probability of an Initial Business Combination	10.00%
Estimated volatility	76.56%
Risk-free rate	5.10%
Time to expiration	1.00

Note 10.Income Taxes

The Company utilized the discrete method for estimating its interim income tax provision. During the three and six months ended June 30, 2023, the Company recorded an income tax provision of $591,012 and $1,110,969, respectively, and our effective tax rate was 26.3% and 28.1%, respectively. The effective tax rate differs from the Federal statutory tax rate of 21% due to changes in the fair value of warrant liabilities and valuation allowance on the deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of capitalized startup costs. The Company considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As such, the Company recorded a full valuation allowance against net deferred tax assets as of June 30, 2023.

Note 11. Subsequent Events

On July 7, 2023, the Trustee processed the June 9, 2023 redemptions of 18,849,935 shares of Class A common stock and withdrew $197,694,657 from the Trust Account to settle outstanding amounts due to the holders who exercised their rights to redeem their shares for cash.

On August 22, 2023, the Company received notice from the New York Stock Exchange (the “NYSE”) indicating that the Company is not in compliance with th NYSE’s continued listing requirements under the timely filing criteria set forth in Section 802.01E of the NYSE Listed Company Manual since the Company did not file its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 with the SEC on or before August 21, 2023, the extended period provided for the filing under Rule 12b-25(b) of the Securities Exchange Act of 1934, as amended. The NYSE informed the Company that, under the NYSE’s rules, the Company can regain compliance with the NYSE’s continued listing requirements by filing the Form 10-Q with the SEC at any time prior to February 21, 2024.

On September 11, 2023, the Board approved the extension of the date by which the Company must consummate an initial business combination from September 14, 2023 to October 14, 2023 (the “First Extension”). The First Extension is the first of six one-month extensions permitted under the Company’s Amended and Restated Certificate of Incorporation.

In connection with the First Extension, the Sponsor, transferred 166,666 shares of the Company’s Class B common stock held by the Sponsor to unaffiliated third parties in accordance with those certain voting and non-redemption agreements previously entered into between the Sponsor and such third parties.

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

Special Note Regarding Forward-Looking Statements

This quarterly report, including statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not a forward-looking statement. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying some of the important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the discussion under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2022 and our quarterly report on Form 10-Q for the quarter ended March 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of June 30, 2023, we had not yet commenced any operations. All activity from inception through June 30, 2023 relates to our formation, our IPO and our pursuit of a target company with which to effect our initial business combination. The Company has selected December 31 as its fiscal year end.

Results of Operations and Known Trends or Future Events

Our entire activity from inception through June 30, 2023 relates solely to our formation, our IPO and, since the closing of our IPO, a search for a business combination candidate. We have not generated any operating revenues to date, and we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $1,657,247, which consisted of $2,864,209 dividend income on marketable securities held in the Trust Account, and a gain of $141,150 on the change in fair value of the warrant liability, offset by a $386,961 financing expense related to the excess fair value of Class B common stock transferred by the Sponsor, provision for income tax of $591,012, $78,770 in legal and accounting expenses, $49,863 of franchise tax expense, $98,532 of insurance expense, $98,311 of administrative expenses, $42,500 of listing fees, and $2,163 of bank fees.

For the six months ended June 30, 2023, we had net income of $2,841,712, which consisted of $5,389,508 dividend income on marketable securities held in the Trust Account, offset by a loss of $400,950 on the change in fair value of the warrant liability, a $386,961 financing expense related to the excess fair value of Class B common stock transferred by the Sponsor, provision for income tax of $1,110,969, $155,441 in legal and accounting expenses, $99,178 of franchise tax expense, $227,594 of insurance expense, $120,403 of administrative expenses, $42,500 of listing fees, and $3,800 of bank fees.

For the three months ended June 30, 2022, we had net income of $3,371,189, which consisted of a $3,427,000 gain on the change in fair value of warrant liabilities and $310,960 of dividend income on marketable securities held in the Trust Account, offset by $83,098 in legal and accounting expenses, $49,863 of franchise tax expense, $129,063 of insurance expense, $90,124 of listing fees, and $14,623 of administrative expenses and bank fees expenses.

For the six months ended June 30, 2022, we had net income of $13,741,030, which consisted of a $14,279,000 gain on the change in fair value of warrant liabilities and $333,264 of dividend income on marketable securities held in the Trust Account, offset by

$347,128 in legal and accounting expenses, $99,178 of franchise tax expense, $258,125 of insurance expense, $90,124 of listing fees, and $76,679 of administrative expenses and bank fees expenses.

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, we had cash of $461,464 and $50,858, respectively, and working capital deficit of $199,924,069 and $929,527, respectively.

As of June 30, 2023, net cash provided by operating activities was $4,334,318. Net income of $2,841,712 was increased by a $400,950 loss on the fair value of the warrant liability, a $386,961 non-cash financing expense related to the transfer of Class B shares by the Sponsor, and a $1,710,491 increase in changes in operating assets and liabilities, offset by a decrease for $1,005,796 of accrued dividends on marketable securities held in the Trust Account.

As of June 30, 2022, net cash used in operating activities was $1,541,262. Net income of $13,741,030 was decreased by a $14,279,000 gain on the fair value of the warrant liability, $1,005,796 of accrued dividends on marketable securities held in the Trust Account, and a $846,818 decrease in changes in operating assets and liabilities.

As of June 30, 2023, net cash used in investing activities was $3,923,712, comprised of purchases of marketable securities held in the Trust Account of $4,383,712, offset by proceeds from marketable securities held in the Trust Account of $460,000. As of June 30, 2022, net cash used in investing activities was $176,790 comprised of purchases of marketable securities held in the Trust Account.

As of June 30, 2023, there was no net cash provided by financing activities. As of June 30, 2022, net cash provided by financing activities was $240,131, comprised of $156,550 of payments made by the Sponsor on behalf of the Company and receipt of $83,581 repayment for due from related party balance.

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

Specifically, we expect that our primary liquidity requirements over the next 12 months from June 30, 2023 will include, among other things, approximately $180,000 for office space, utilities, and secretarial and administrative services pursuant to our agreement with our sponsor to pay our sponsor $15,000 per month for these services until our initial business combination or liquidation; $300,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combination; $300,000 for legal and accounting fees related to regulatory reporting requirements; $85,000 for NYSE continued listing fees; and approximately $200,000 for working capital to cover miscellaneous expenses (including Delaware franchise taxes, net of anticipated interest income). These amounts are estimates and may differ materially from our actual expenses.

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

These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within 12 months from June 30, 2023.

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

On May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the Sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock, resulting in an aggregate of 27,200,000 shares of Class A common stock issued and outstanding, comprised of 4,200,000 shares of Class A common stock held by the Sponsor and not subject to possible redemption and 23,000,000 shares of Class A common stock subject to possible redemption. On June 9, 2023, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares in connection with the vote on the Extension Amendment Proposal for $197,694,657 in cash, resulting in 4,150,065 shares of Class A common stock issued and outstanding that are subject to possible redemption.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2023 or December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2023 or December 31, 2022.

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

Non-redemption Agreements

On May 25, 2023, the Company and the Sponsor entered into Non-Redemption Agreements with unaffiliated third parties in exchange for such third parties agreeing (i) not to redeem an aggregate of 4,000,000 shares of Class A common stock sold in its initial public offering (the “Non-Redeemed Shares”) in connection with the Special Meeting and (ii) to vote in favor of the Extension Amendment Proposal and the Extension at the Special Meeting (other than with respect to certain shares acquired or to be acquired pursuant to the Non-Redemption Agreements). In exchange for the foregoing commitments, the Sponsor has agreed to transfer to such third parties an aggregate of up to 1,499,996 shares of Class B common stock held by the Sponsor, with 500,000 of such shares to be transferred to such third parties promptly upon consummation of the Extension, and an additional 166,666 shares to be transferred to such third parties monthly beginning on September 14, 2023 and up to, and including, February 14, 2024, if the board of directors of the Company elects to further extend the deadline to consummate an initial business combination at or prior to such date, in each case, if such third parties continue to hold such Non-Redeemed Shares through the Special Meeting.

The Company accounted for the Non-Redemption Agreements in accordance with Staff Accounting Bulletin Topic 5T (“SAB Topic 5T”). The Company considered the Sponsor’s transfer of Class B common stock to the unaffiliated third parties in exchange for the Non-Redemption Agreements as a capital contribution by the Sponsor, and recognized the excess fair value of the transferred Class B common stock as a financing expense on the condensed statements of operations for the three and six months ended June 30, 2023. The Company determined the excess fair value of the 500,000 Class B shares transferred to such third parties upon the consummation of the Extension to be $386,961.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of June 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer who also acts as our principal accounting officer, the effectiveness of our disclosure controls and procedures as of June 30, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective due to the previously disclosed material weakness in our internal control over financial reporting related to the fact that the Company has not yet designed and maintained effective controls relating to the presentation of our statement of cash flows.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this quarterly report are any of the risks described in our annual report on Form 10-K for the year ended December 31, 2022 and our quarterly report on Form 10-Q for the quarter ended March 31, 2023 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2022 and our quarterly report on Form 10-Q for the quarter ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the quarter ended June 30, 2023.

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

In connection with the vote to approve the Extension Amendment Proposal, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share of Class A common stock, for an aggregate redemption amount of $197,694,657. The Trustee redeemed $197,694,657 of marketable securities held in the Trust Account to pay the holders redeeming 18,849,935 shares of Class A common stock on July 7, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended June 30, 2023

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

October 5, 2023	Southport Acquisition Corporation

	By:	/s/ Jeb Spencer
Name: Jeb Spencer
Title: Chief Executive Officer (and Principal Financial Officer)