Form 10-Q
period 2023-09-30
Southport Acquisition Corp
filed 2023-11-13
CIK 1865200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, there were 8,350,065 shares of Class A common stock and 1,550,000 shares of Class B common stock of the registrant issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHPORT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31,
	(unaudited)	2022
ASSETS
Current Assets:
Cash	$2,351,814	$50,858
Prepaid expenses	2,500	227,594
Total Current Assets	2,354,314	278,452
Non-Current Assets:
Marketable securities held in Trust Account	44,122,831	237,984,513
Total Non-current Assets	44,122,831	237,984,513
TOTAL ASSETS	$46,477,145	$238,262,965

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$2,148,668	$681,395
Accounts payable	216,121	97,987
Accrued offering costs	184,047	184,047
Due to related party	287,889	244,550
Excise tax liability	1,976,947	—
Total Current Liabilities	4,813,672	1,207,979
Non-current liabilities:
Warrant liability	1,253,000	527,050
Total Non-current Liabilities	1,253,000	527,050
TOTAL LIABILITIES	6,066,672	1,735,029

Commitments and Contingencies (Note 8)

Class A common stock subject to possible redemption; 200,000,000 shares authorized; 4,150,065 and 23,000,000 shares issued and outstanding subject to possible redemption at redemption value as of September 30, 2023 and December 31, 2022, respectively	44,122,831	237,984,513

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,200,000 issued and outstanding (excluding 4,150,065 shares subject to possible redemption) as of September 30, 2023 and none issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of December 31, 2022	420	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1,550,000 and 5,750,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	155	575
Additional paid-in capital	335,986	—
Accumulated deficit	(4,048,919)	(1,457,152)
Total Stockholders’ Deficit	(3,712,358)	(1,456,577)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$46,477,145	$238,262,965

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating costs:
Insurance expense	$—	$129,063	$227,594	$387,189
Administrative expense	7,845	25,895	128,248	101,395
Legal and accounting expenses	56,330	82,705	211,771	429,833
Franchise tax expense	50,411	50,411	149,589	149,589
Listing fees	21,250	63,750	63,750	153,874
Bank fees	1,927	685	5,726	1,864
Total expenses	137,763	352,509	786,678	1,223,744
Loss from operations	(137,763)	(352,509)	(786,678)	(1,223,744)

Other income (loss):
Change in fair value of warrant liability	(325,000)	593,000	(725,950)	14,872,000
Financing expense	(135,986)	—	(522,948)	—
Dividend income on marketable securities held in Trust Account	731,196	1,065,967	6,120,704	1,399,231
Other income	270,210	1,658,967	4,871,806	16,271,231
Income before provision for income taxes	132,447	1,306,458	4,085,128	15,047,487
Provision for income taxes	(142,965)	—	(1,253,934)	—
Net (loss) income	$(10,518)	$1,306,458	2,831,194	15,047,487

Weighted average shares outstanding of redeemable Class A common stock	4,150,000	23,000,000	15,197,646	23,000,000

Basic and diluted net (loss) income per share, redeemable Class A common stock (see Note 2)	$(0.15)	$0.05	0.20	0.54

Weighted average shares outstanding of non-redeemable Class A and Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net income (loss) per share, non-redeemable Class A and Class B common stock (see Note 2)	$0.11	$0.01	(0.05)	0.47

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A common stock
	Subject to possible						Additional		Total
	Redemption		Class A common stock		Class B common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	23,000,000	$237,984,513	—	$—	5,750,000	$575	$—	$(1,457,152)	$(1,456,577)
Remeasurement of Class A common stock subject to possible redemption	—	2,525,300	—	—	—	—	—	(2,525,300)	(2,525,300)
Net income	—	—	—	—	—	—	—	1,184,465	1,184,465
Balance – March 31, 2023	23,000,000	240,509,813	—	—	5,750,000	575	—	(2,797,987)	(2,797,412)
Sponsor conversion of Class B common stock	—	—	4,200,000	420	(4,200,000)	(420)	—	—	—
Sponsor capital contribution for non-redemption agreements	—	—	—	—	—	—	386,961	—	386,961
Redemption of Class A common stock	(18,849,935)	(197,694,657)	—	—	—	—	—	—	—
Trust Account withdrawal for tax payments	—	(460,000)	—	—	—	—	—	460,000	460,000
Remeasurement of Class A common stock subject to possible redemption	—	2,864,208	—	—	—	—	(386,961)	(2,477,247)	(2,864,208)
Net income	—	—	—	—	—	—	—	1,657,247	1,657,247
Balance – June 30, 2023	4,150,065	45,219,364	4,200,000	420	1,550,000	155	—	(3,157,987)	(3,157,412)
Excise tax liability	—	—	—	—	—	—	—	(1,976,947)	(1,976,947)
Sponsor cash capital contribution	—	—	—	—	—	—	200,000	—	200,000
Sponsor capital contribution for non-redemption agreements	—	—	—	—	—	—	135,986	—	135,986
Trust Account withdrawal for tax payments	—	(1,827,729)	—	—	—	—	—	1,827,729	1,827,729
Remeasurement of Class A common stock subject to possible redemption	—	731,196	—	—	—	—	—	(731,196)	(731,196)
Net loss	—	—	—	—	—	—	—	(10,518)	(10,518)
Balance – September 30, 2023	4,150,065	$44,122,831	4,200,000	$420	1,550,000	$155	$335,986	$(4,048,919)	$(3,712,358)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Class A common stock
	Subject to possible						Additional		Total
	Redemption		Class A common stock		Class B common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	23,000,000	$234,600,690	—	$—	5,750,000	$575	$—	$(24,256,277)	$(24,255,702)
Remeasurement of Class A common stock subject to possible redemption	—	22,304	—	—	—	—	—	(22,304)	(22,304)
Net income	—	—	—	—	—	—	—	10,369,840	10,369,840
Balance – March 31, 2022	23,000,000	234,622,994	—	—	5,750,000	575	$—	(13,908,741)	(13,908,166)
Remeasurement of Class A common stock subject to possible redemption	—	310,960	—	—	—	—	—	(310,960)	(310,960)
Net income	—	—	—	—	—	—	—	3,371,189	3,371,189
Balance – June 30, 2022	23,000,000	234,933,954	—	—	5,750,000	575	—	(10,848,512)	$(10,847,937)
Remeasurement of Class A common stock subject to possible redemption	—	1,065,967	—	—	—	—	—	(1,065,967)	(1,065,967)
Gain on waiver of deferred underwriting fee	—	—	—	—	—	—	—	8,050,000	8,050,000
Net income	—	—	—	—	—	—	—	1,306,458	1,306,458
Balance – September 30, 2022	23,000,000	$235,999,921	—	$—	5,750,000	$575	$—	$(2,558,021)	$(2,557,446)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months
	Ended
	September 30,
	2023	2022
Cash Flows Used in Operating Activities:
Net income	$2,831,194	$15,047,487
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accrued dividend on marketable securities held in Trust Account	(188,262)	(435,286)
Change in fair value of warrant liabilities	725,950	(14,872,000)
Sponsor capital contribution for non-redemption agreements	522,948
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,585,407	177,243
Accrued offering costs	—	(611,443)
Due to related party	43,339	—
Prepaid expenses	225,094	(359,343)
Net cash provided by (used in) operating activities	5,745,670	(1,053,342)

Cash Flow Used in Investing Activities:
Purchases of marketable securities held in Trust Account	(5,932,442)	(963,945)
Proceeds from marketable securities held in Trust Account	199,982,385	—
Net cash provided by (used in) investing activities	194,049,943	(963,945)

Cash Flows from Financing Activities:
Payment to Class A common stockholders for redemptions	(197,694,657)	—
Cash capital contribution from Sponsor	200,000	—
Repayment of amounts due from related party	—	83,581
Payments made by related party on behalf of the Company	—	156,550
Net cash (used in) provided by financing activities	(197,494,657)	240,131

Net Change in Cash	2,300,956	(1,777,156)
Cash – Beginning of period	50,858	1,950,543
Cash – End of period	$2,351,814	$173,387

Supplemental Non-Cash Investing and Financing Activities:
Remeasurement of Class A common stock subject to possible redemption	$6,120,704	$1,399,231
Trust Account withdrawal for tax payments	$(2,287,729)	$—
Excess fair value of Class B common stock transferred by Sponsor	$522,948	$—
Excise tax liability	$1,976,947	$—
Gain on waiver of deferred underwriting fee	$—	$8,050,000
Supplemental Cash Flow Information:
Cash paid for taxes	$—	$57,644

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

As of September 30, 2023, the Company had not yet commenced any operations. All activity from inception through September 30, 2023 related to the Company’s formation, initial public offering (the “IPO”), and pursuit of a target company to effect a Business Combination.

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

On September 11, 2023, the board of directors of the Company approved the extension of the date by which the Company must consummate an initial Business Combination from September 14, 2023 to October 14, 2023 (the “First Extension”). The First Extension is the first of six one-month extensions permitted under the Company’s amended and restated certificate of incorporation. On October 11, 2023, the board of directors of the Company approved the further extension of the date by which the Company must consummate an initial Business Combination from  October 14, 2023 to November 14, 2023 (the “Second Extension”). The Second Extension is the second of six one-month extensions permitted under the Company’s amended and restated certificate of incorporation (see Note 11).

Risks and Uncertainties

Management is currently evaluating the impact of the Russia-Ukraine war, the war in Israel, rising interest rates and increased inflation, and recent proposals by the Securities and Exchange Commission (the “SEC”) for new rules and amendments affecting special purpose acquisition corporations like the Company and has concluded that while it is reasonably possible that such matters could have a negative effect on the Company’s financial position, cash flows, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of September 30, 2023. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

On July 7, 2023, 18,849,935 shares of Class A common stock were redeemed by the Company’s stockholders for a total of $197,694,657 in connection with the stockholder vote to approve the Company’s Extension Amendment Proposal. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists, the likelihood that the future events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing an initial Business Combination as of September 30, 2023 and determined that a contingent liability should be calculated and recorded. As of September 30, 2023, the Company recorded $1,976,947 of excise tax liability calculated as 1% of shares redeemed.

Going Concern

As of September 30, 2023 and December 31, 2022, the Company had cash of $2,351,814 and $50,858, respectively, and working capital deficit of $2,459,358 and $929,527, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements are issued. Management plans to address this uncertainty through capital contributions or working capital loans whereby, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors can, but are not obligated to, loan the Company funds as may be required (see Note 5). However, there is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on May 30, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,351,814 and $50,858 of cash and no cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of September 30, 2023 and December 31, 2022, derivative liabilities are comprised of the warrant liability of $1,253,000 and $527,050, respectively.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, 4,150,065 and 23,000,000 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On June 9, 2023, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share of Class A common stock, for an aggregate redemption amount of $197,694,657. For the three and nine months ended September 30, 2023, the Company has recorded (depreciation) accretion of $(1,096,533) and $3,832,975, respectively, and recorded a share redemptions payable amount of $197,694,657 to remeasure the value of Class A common stock subject to possible redemption value to $44,122,831.

As of September 30, 2023 and December 31, 2022, the Class A common stock, classified as temporary equity in the condensed balance sheets, are reconciled in the following tables:

Gross proceeds from initial public offering	$230,000,000
Less:
Proceeds allocated to public warrants	(10,060,000)
Offering costs allocated to Class A common stock subject to possible redemption	(13,325,704)
Add:
Remeasurement of Class A common stock subject to possible redemption	27,986,394
Class A common stock subject to possible redemption, December 31, 2021	234,600,690
Remeasurement of Class A common stock subject to possible redemption	3,383,823
Class A common stock subject to possible redemption, December 31, 2022	237,984,513
Remeasurement of Class A common stock subject to possible redemption	2,525,300
Class A common stock subject to possible redemption, March 31, 2023	240,509,813
Share redemptions payable	(197,694,657)
Trust Account withdrawal for tax payments	(460,000)
Remeasurement of Class A common stock subject to possible redemption	2,864,208
Class A common stock subject to possible redemption, June 30, 2023	45,219,364
Trust Account withdrawal for tax payments	(1,827,729)
Remeasurement of Class A common stock subject to possible redemption	731,196
Class A common stock subject to possible redemption, September 30, 2023	$44,122,831

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023. The Company did not timely file its 2022 federal and state tax returns which could result in significant payments, accruals or material deviation from its position, other.

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The condensed statements of operations include a presentation of income per Class A redeemable common stock and income (loss) per non-redeemable common stock following the two-class method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total income allocable to both sets of stock. This is calculated using the total net income less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using the weighted average shares outstanding ratio for the Class A redeemable common stock and for the non-redeemable Class A and Class B common stock for the three and nine months ended September 30, 2023 as a result of shareholder redemptions. For the three and nine months ended September 30, 2022, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable common stock, reflective of the respective participation rights.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

For the Three Months Ended
September 30, 2023
Net loss	$(10,518)
Plus: Trust Account withdrawals for tax payments	1,827,729
Less: Remeasurement of Class A redeemable shares to redemption value	(731,196)
Net income excluding accretion of Class A redeemable shares to redemption value from remeasurement and Trust Account withdrawals for tax payments	$1,086,015

	For the Three Months Ended
	September 30, 2023
	Class A	Class A and Class B
	Redeemable Shares	Non-redeemable shares	Total
Total number of shares	4,150,065	5,750,000	9,900,065
Weighted average shares ratio	42%	58%	100%

Net income allocated based on weighted average shares ratio	$(4,409)	$(6,109)	$(10,518)

Plus: Trust Account withdrawals for tax payments based on weighted average shares ratio	766,176	1,061,553	1,827,729

Less: Remeasurement of Class A redeemable shares to redemption value based on weighted average shares ratio	(306,514)	(424,682)	(731,196)
Less: Accretion applicable to Trust Account withdrawals for tax payments	(1,827,729)	—	(1,827,729)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	731,196	—	731,196
Total (loss) income based on weighted average shares ratio	$(641,280)	$630,762	$(10,518)

Weighted average shares outstanding	11,360,423	5,750,000
Basic and diluted net (loss) income per share	$(0.15)	$0.11

For the Nine Months Ended
September 30, 2023
Net income	$2,831,194
Plus: Trust Account withdrawals for tax payments	2,287,729
Less: Remeasurement of Class A redeemable shares to redemption value	(6,120,704)
Net income excluding accretion of Class A redeemable shares to redemption value from remeasurement and Trust Account withdrawals for tax payments	$(1,001,781)

	For the Nine Months Ended
	September 30, 2023
	Class A	Class A and Class B
	Redeemable Shares	Non-redeemable shares	Total
Total number of shares	4,150,065	5,750,000	9,900,065
Weighted average shares ratio	73%	27%	100%

Net income allocated based on weighted average shares ratio	$2,054,048	$777,146	$2,831,194

Plus: Trust Account withdrawals for tax payments based on weighted average shares ratio	1,659,761	627,968	2,287,729

Less: Remeasurement of Class A redeemable shares to redemption value based on weighted average shares ratio	(4,440,608)	(1,680,096)	(6,120,704)
Less: Accretion applicable to Trust Account withdrawals for tax payments	(2,287,729)	—	(2,287,729)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	6,120,704	—	6,120,704
Total income (loss) based on weighted average shares ratio	$3,106,176	$(274,982)	$2,831,194

Weighted average shares outstanding	15,197,646	5,750,000
Basic and diluted net income (loss) per share	$0.20	$(0.05)

For the Three
Months Ended
September 30, 2022
Net income	$1,306,458
Less: Remeasurement of Class A redeemable shares to redemption value	(1,065,967)
Net income excluding accretion of Class A redeemable shares to redemption value	$240,491

	For the Three Months Ended
	September 30, 2022
	Class A Redeemable Shares	Class A and Class B Non-redeemable shares	Total
Total number of shares	23,000,000	5,750,000	28,750,000
Ownership percentage	80%	20%	100%

Net income allocated based on ownership percentage	1,045,166	261,292	1,306,458

Less: Accretion allocation based on ownership percentage	(852,774)	(213,193)	(1,065,967)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	1,065,967	—	1,065,967
Total income based on ownership percentage	$1,258,359	$48,099	$1,306,458

Weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share	$0.05	$0.01

For the Nine
Months Ended
September 30, 2022
Net income	$15,047,487
Less: Remeasurement of Class A redeemable shares to redemption value	(1,399,231)
Net income excluding accretion of Class A redeemable shares to redemption value	$13,648,256

	For the Nine Months Ended
	September 30, 2022
	Class A	Class A and Class B
	Redeemable Shares	Non-redeemable shares	Total
Total number of shares	23,000,000	5,750,000	28,750,000
Ownership percentage	80%	20%	100%

Net income allocated based on ownership percentage	12,037,990	3,009,497	15,047,487

Less: Accretion allocation based on ownership percentage	(1,119,385)	(279,846)	(1,399,231)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	1,399,231	—	1,399,231
Total income based on ownership percentage	$12,317,836	$2,729,651	$15,047,487

Weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share	$0.54	$0.47

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Upon the closing of the IPO on December 14, 2021, $234,600,000 ($10.20 per Unit sold in the IPO) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account. The amounts held in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of September 30, 2023 and December 31, 2022, $44,122,831 and $237,984,513 was held in the Trust Account, respectively. As of September 30, 2023 and December 31, 2022, the Company recorded $197,694,657 and zero, respectively, for amounts related to the cash value of redemptions payable to holders of Class A common stock that exercised their right to redeem Class A common stock for cash. In addition, as of September 30, 2023 and December 31, 2022, $2,351,814 and $50,858 of cash was not held in the Trust Account and is available for working capital purposes, respectively.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023 and December 31, 2022, no Working Capital Loans were outstanding.

Due to Related Party

The Sponsor has made tax payments, payments to various vendors on behalf of the Company, and transferred funds to the Company. As of September 30, 2023 and December 31, 2022, the Company owed $287,889 and $244,550, respectively.

Administrative Support Agreement

Commencing on December 10, 2021 and until completion of the Company’s initial Business Combination or liquidation, the Company is required to pay the Sponsor $15,000 per month for administrative support and services. The Company pays the Sponsor for rent and costs incurred under the administrative support and services agreement and waives the excess amounts under the agreement. For the three and nine months ended September 30, 2023, the Company has paid $10,500 under the agreement. For the three and nine months ended September 30, 2022, the Company has paid $21,000 and $72,000, respectively, under the agreement.

Sponsor Cash Capital Contribution

On September 24, 2023, the Sponsor made a capital contribution in the amount of $200,000 to the Company to fund outstanding payments to vendors. The Sponsor intends to continue providing cash to satisfy working capital obligations as needed through capital contributions. The Company has recorded the cash received from the Sponsor as a capital contribution in additional paid-in capital.

Note 6.Stockholders’ Equity

Preferred stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. On May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the Sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock, resulting in an aggregate of 27,200,000 shares of Class A common stock issued and outstanding, of which 4,200,000 shares were held by the Sponsor and not subject to possible redemption and 23,000,000 shares were subject to possible redemption. On June 9, 2023, the holders of

18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for cash in connection with the vote on the Extension Amendment Proposal, resulting in 4,150,065 shares of Class A common stock issued and outstanding and subject to possible redemption. Accordingly, at September 30, 2023 and December 31, 2022, there were 8,350,065 and 23,000,000 shares of Class A common stock issued and outstanding, including 4,150,065 and 23,000,000 shares of Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value, common stock. Holders of the Company’s common stock are entitled to one vote for each share. On May 27, 2021, the Company issued an aggregate of 7,187,500 shares of Class B common stock to the Sponsor for a purchase price of $25,000. On November 25, 2021, the Sponsor surrendered 1,437,500 shares of Class B common stock for no consideration, resulting in there being an aggregate of 5,750,000 shares of Class B common stock outstanding. On May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the Sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock, resulting in an aggregate of 1,550,000 shares of Class B common stock issued and outstanding. Accordingly, as of September 30, 2023 and December 31, 2022, there were 1,550,000 and 5,750,000 shares of Class B common stock issued and outstanding, respectively.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the issuance of the warrants at the closing of this offering. Accordingly, the Company classifies each warrant as a liability at its fair value. The Public Warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined with the assistance of a professional independent valuation firm. The warrant liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. There has been no change in the classification of the warrants as of September 30, 2023.

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

The Company accounted for the Non-Redemption Agreements in accordance with Staff Accounting Bulletin Topic 5T (“SAB Topic 5T”). The Company considered the Sponsor’s transfer of Class B common stock to the unaffiliated third parties in exchange for the Non-Redemption Agreements as a capital contribution by the Sponsor, and recognized the excess fair value of the transferred Class B common stock as a financing expense on the condensed statements of operations. The Company determined the excess fair value of the 500,000 Class B shares transferred to such third parties upon the consummation of the Extension to be $386,961 and the 166,666

Class B shares transferred to such third parties in connection with the First Extension to be $135,986 and recorded financing expenses of $135,986 and $522,948 for the three and nine months ended September 30, 2023, respectively.

Note 9.Fair Value Measurements

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2023, and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in trust account	$44,122,831	$—	$—
Liabilities:
Public Warrants	$621,000	$—	$—
Private Placement Warrants	$—	$632,000	$—

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in trust account	$237,984,513	$—	$—
Liabilities:
Public Warrants	$261,050	$—	$—
Private Placement Warrants	$—	$266,000	$—

At September 30, 2023, and December 31, 2022, the Company’s warrant liability was valued at $1,253,000 and $527,050. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information for the three and nine months ended September 30, 2023, and 2022, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

	For the Three and Nine Months Ended September 30, 2023
		Private		Share
	Public	Placement	Warrant	Redemptions
	Warrants	Warrants	Liability	Payable
Derivative warrant liabilities as of December 31, 2022	$261,050	$266,000	$527,050	$—
Change in fair value	269,100	273,000	542,100	—
Derivative warrant liabilities as of March 31, 2023	530,150	539,000	1,069,150	—
Establishment of share repurchase liability	—	—	—	197,694,657
Change in fair value	(70,150)	(71,000)	(141,150)	—
Derivative warrant liabilities as of June 30, 2023	460,000	468,000	928,000	197,694,657
Share repurchase payment	—	—	—	(197,694,657)
Change in fair value	161,000	164,000	325,000	—
Derivative warrant liabilities as of September 30, 2023	$621,000	$632,000	$1,253,000	$—

	For the Three and Nine Months Ended September 30, 2022
		Private		Share
	Public	Placement	Warrant	Redemptions
	Warrants	Warrants	Liability	Payable
Derivative warrant liabilities as of December 31, 2021	$8,521,000	$8,695,000	$17,216,000	$—
Change in fair value	(5,393,000)	(5,459,000)	(10,852,000)	—
Derivative warrant liabilities as of March 31, 2022	3,128,000	3,236,000	6,364,000	—
Change in fair value	(1,863,000)	(1,564,000)	(3,427,000)	—
Derivative warrant liabilities as of June 30, 2022	1,265,000	1,672,000	2,937,000	—
Change in fair value	(115,000)	(478,000)	(593,000)	—
Derivative warrant liabilities as of September 30, 2022	$1,150,000	$1,194,000	$2,344,000	$—

Measurement

The Company established the initial fair value for the warrants on December 14, 2021, the date of the consummation of the Company’s IPO. The Company used a Black-Scholes-Merton formula to value the warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. As of September 30, 2023, the public warrants have detached from the Units and are separately tradable on the New York Stock Exchange (PORT.W). The closing price of the public warrants was utilized in determining the fair value of the public warrants as of September 30, 2023.

The key inputs into the lattice model and Monte Carlo simulation model formula to fair value the Private Placement Warrants were as follows at September 30, 2023 and 2022:

	September 30,
Inputs:	2023	2022
Common stock price	$10.56	$9.63
Exercise price	$11.50	$11.50
Risk-free rate of interest	4.55%	1.35%
Volatility	0.00%	13.24%
Term	5.25	6.00
Warrant to buy one share	$0.05	$0.74
Dividend yield	0.00%	0.00%

Non-recurring Fair Value Measurements

On May 25, 2023, the Company and the Sponsor entered into Non-Redemption Agreements with unaffiliated third parties (see Note 8). The Company accounts for the excess fair value of the Class B shares transferred from the Sponsor to the unaffiliated third parties as a capital contribution by the Sponsor and recorded a financing expense in accordance with SAB Topic 5T. The Company estimated the fair value of the 500,000 Class B shares transferred upon the consummation of the Extension at $387,000, or $0.77 per share. In connection with the First Extension, the Sponsor transferred an additional 166,666 Class B shares to the unaffiliated third parties under the terms of the Non-Redemption Agreements. The Company estimated the fair value of the 166,666 Class B shares transferred at $136,000, or $0.82 per share.

The fair value of the Class B shares was determined by multiplying the underlying stock price of the Company’s Class A common stock by the estimated probability of an Initial Business Combination and applying a discount for lack of marketability (“DLOM”). The Company utilized June 9, 2023, the date of the consummation of the Extension, as the measurement date for the transfer of the 500,000 Class B shares and September 30, 2023 as the measurement date for the transfer of the 166,666 shares.

The following are the key inputs into the calculations at the measurement dates:

	June 9,	September 30,
Inputs:	2023	2023
Common stock price	$10.54	$10.56
Estimated probability of an Initial Business Combination	10.00%	10.00%
Estimated volatility	76.56%	65.96%
Risk-free rate	5.10%	5.39%
Time to expiration	1.00	1.00

Note 10.Income Taxes

The Company utilized the discrete method for estimating its interim income tax provision. During the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $142,965 and $1,253,934, respectively, and our effective tax rate was 107.94% and 30.70%, respectively. The effective tax rate differs from the Federal statutory tax rate of 21% due to changes in the fair value of warrant liabilities and valuation allowance on the deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of capitalized startup costs. The Company considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As such, the Company recorded a full valuation allowance against net deferred tax assets as of September 30, 2023.

Note 11. Subsequent Events

On October 11, 2023, the board of directors of the Company approved the extension of the date by which the Company must consummate an initial Business Combination from October 14, 2023 to November 14, 2023. The Second Extension is the second of six one-month extensions permitted under the Company’s amended and restated certificate of incorporation.

In connection with the Second Extension, the Sponsor, transferred 166,666 shares of the Company’s Class B common stock held by the Sponsor to unaffiliated third parties in accordance with those certain voting and non-redemption agreements previously entered into between the Sponsor and such third parties.

On October 26, 2023, the Company paid $362,282 for its 2022 federal income taxes, $1,050,000 for its estimated second and third quarter 2023 federal income taxes, and $290,754 for 2022 and 2023 Delaware franchise tax payments.

On October 6, 2023 and October 25, 2023, the Sponsor made additional capital contributions in cash of $200,000 and $400,000 to the Company, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise stated or the context otherwise requires, references in this quarterly report to (i) the “Company,” “us” or “we” are to Southport Acquisition Corporation, a Delaware corporation; (ii) “founder shares” are to shares of our Class B common stock initially purchased by our Sponsor in a Private Placement (as defined herein) prior to our IPO (as defined herein), and the shares of our Class A common stock issued upon the conversion thereof; and (iii) “Sponsor” are to Southport Acquisition Sponsor LLC, a Delaware limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This quarterly report, including statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not a forward-looking statement. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying some of the important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the discussion under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2022 and our quarterly reports on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Delaware corporation on April 13, 2021 and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We have not identified any Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds from our IPO and the Private Placement, our capital stock, debt or a combination of cash, capital stock and debt.

On December 14, 2021, we consummated our initial public offering (our “IPO”) of 23,000,000 units (the “Units”), each unit consisting of one share of Class A common stock of the Company, par value $0.0001 per share and one-half of one warrant of the Company, each whole warrant entitling the holder thereof to purchase one share of Class A Common Stock for $11.50 per share (subject to adjustment). The 23,000,000 Units sold in our IPO include 3,000,000 Units sold to BofA Securities, Inc., the underwriter for our IPO (the “underwriter”), pursuant to the underwriter’s full exercise of its option under the underwriting agreement for our IPO to purchase up to 3,000,000 additional Units solely to cover over-allotments. The Units were sold at a price of $10.00 per Unit, and our IPO generated gross proceeds of $230,000,000. Simultaneously with the closing of our IPO, we consummated a private placement (the “Private Placement”) with our sponsor of an aggregate of 11,700,000 warrants (the “private placement warrants”) at a price of $1.00 per private placement warrant, generating gross proceeds to the Company of $11,700,000.

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

On September 11, 2023, the board of directors of the Company approved the extension of the date by which the Company must consummate an initial Business Combination from September 14, 2023 to October 14, 2023 (the “First Extension”). The First Extension is the first of six one-month extensions permitted under the Company’s Amended and Restated Certificate of Incorporation. On October 11, 2023, the board of directors of the Company approved the further extension of the date by which the Company must consummate an initial Business Combination from October 14, 2023 to November 14, 2023 (the “Second Extension”). The Second Extension is the second of six one-month extension permitted under the Company’s Amended and Restated Certificate of Incorporation.

As of September 30, 2023, we had not yet commenced any operations. All activity from inception through September 30, 2023 relates to our formation, our IPO and our pursuit of a target company with which to effect our initial Business Combination. The Company has selected December 31 as its fiscal year end.

Results of Operations and Known Trends or Future Events

Our entire activity from inception through September 30, 2023 relates solely to our formation, our IPO and, since the closing of our IPO, a search for a Business Combination candidate. We have not generated any operating revenues to date, and we will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net loss of $10,518, which consisted of $731,196 dividend income on marketable securities held in the Trust Account, offset by a loss of $325,000 on the change in fair value of the warrant liability, a $135,986 financing expense related to the excess fair value of Class B common stock transferred by the Sponsor, provision for income tax of $142,965, $56,330 in legal and accounting expenses, $50,411 of franchise tax expense, $7,845 of administrative expenses, $21,250 of listing fees, and $1,927 of bank fees.

For nine months ended September 30, 2023, we had net income of $2,831,194, which consisted of $6,120,704 dividend income on marketable securities held in the Trust Account, offset by a loss of $725,950 on the change in fair value of the warrant liability, $522,948 of financing expenses related to the excess fair value of Class B common stock transferred by the Sponsor, provision for income tax of $1,253,934, $211,771 in legal and accounting expenses, $149,589 of franchise tax expense, $227,594 of insurance expense, $128,248 of administrative expenses, $63,750 of listing fees, and $5,726 of bank fees.

For the three months ended September 30, 2022, we had net income of $1,306,458, which consisted of a $593,000 gain on the change in fair value of warrant liabilities and $1,065,967 of dividend income on marketable securities held in the Trust Account, offset by $82,705 in legal and accounting expenses, $50,411 of franchise tax expense, $129,063 of insurance expense, $63,750 of listing fees, $25,895 of administrative expenses,  and $685 bank fees.

For the nine months ended September 30, 2022, we had net income of $15,047,487, which consisted of a $14,872,000 gain on the change in fair value of warrant liabilities and $1,399,231 of dividend income on marketable securities held in the Trust Account, offset by $429,833 in legal and accounting expenses, $153,874 of franchise tax expense, $387,189 of insurance expense, $153,874 of listing fees, $101,395 of administrative expenses, and $1,864 bank fees expenses.

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, we had cash of $2,351,814 and $50,858, respectively, and working capital deficit of $2,459,358 and $929,527, respectively.

As of September 30, 2023, net cash provided by operating activities was $5,745,670. Net income of $2,831,194 was increased by a $725,950 loss on the fair value of the warrant liability, $522,948 of non-cash financing expense related to the transfer of Class B shares by the Sponsor, and a $1,853,840 increase in changes in operating assets and liabilities, offset by a decrease for $188,262 of accrued dividends on marketable securities held in the Trust Account.

As of September 30, 2022, net cash used in operating activities was $1,053,342. Net income of $15,047,487 was decreased by a $14,872,000 gain on the fair value of the warrant liability, $435,286 of accrued dividends on marketable securities held in the Trust Account, and a $793,543 decrease in changes in operating assets and liabilities.

As of September 30, 2023, net cash provided by investing activities was $194,049,943, comprised of purchases of marketable securities held in the Trust Account of $5,932,443, offset by proceeds from marketable securities held in the Trust Account of $199,982,386. As of September 30, 2022, net cash used in investing activities was $963,945 comprised of purchases of marketable securities held in the Trust Account.

As of September 30, 2023, net cash used in financing activities was $197,494,657, comprised of payments for stockholder redemptions of $197,694,657 and offset by a $200,000 cash capital contribution from the Sponsor. As of September 30, 2022, net cash provided by financing activities was $240,131, comprised of $156,550 of payments made by the Sponsor on behalf of the Company and receipt of $83,581 repayment for due from related party balance.

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

Our management does not expect that we will be able to fund our liquidity requirements in the next 12 months from our current working capital. In order to fund the expected working capital deficiency or to finance transaction costs in connection with an intended initial Business Combination, our management plans to seek capital contributions or loans from our management team or our Sponsor or any of their respective affiliates. However, neither our management team nor our Sponsor or their respective affiliates are obligated to provide capital contributions or loan us these funds, and, as such, there is no assurance that we will be able to obtain sufficient loans to fund any working capital deficiency. For the three and nine months ended September 30, 2023, the Sponsor has provided $200,000 in cash through a capital contribution. If we receive such loans, up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the Private Placement Warrants.

These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within 12 months from September 30, 2023.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2023 or December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2023 or December 31, 2022.

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

The Company accounted for the Non-Redemption Agreements in accordance with Staff Accounting Bulletin Topic 5T (“SAB Topic 5T”). The Company considered the Sponsor’s transfer of Class B common stock to the unaffiliated third parties in exchange for the Non-Redemption Agreements as a capital contribution by the Sponsor, and recognized the excess fair value of the transferred Class B common stock as a financing expense on the condensed statements of operations for the three and nine months ended September 30, 2023. The Company determined the excess fair value of the 500,000 Class B shares transferred to such third parties upon the consummation of the Extension to be $386,961 and the 166,666 Class B shares transferred in connection with the First Extension to be $135,986.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of September 30, 2023.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer who also acts as our principal accounting officer, the effectiveness of our disclosure controls and procedures as of September 30, 2023, pursuant to Rule 13a 15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, related to the fact that the Company has not yet designed and maintained effective controls relating to the presentation of our statement of cash flows and recognition of excise tax liability.

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, as of December 31, 2022, we identified a material weakness related to the fact that we had not yet designed and maintained effective controls relating to the presentation of our statements of cash flows, which continues to exist as of September 30, 2023. In addition, as of September 30, 2023, we identified a material weakness related to the fact that we had not yet designed and maintained effective controls relating to the recognition of excise tax liability within our financial statements.

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

Remediation Activities

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, we implemented a remediation plan to address the material weakness identified as of December 31, 2022. Our Chief Financial Officer will continue to perform additional post-closing review procedures including consulting with subject matter experts related to the accounting for marketable securities and stockholder redemptions. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements, we have improved, and will continue to improve, these processes to ensure that transactions are effectively evaluated in the context of the increasingly complex accounting standards. We plan to continue to enhance our review procedures of evaluating and implementing the accounting standards that apply to our financial statements, including additional analyses by our personnel and third-party professionals with whom we consult regarding complex accounting, tax and legal matters. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the quarter ended September 30, 2023.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended September 30, 2023

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

November 13, 2023	Southport Acquisition Corporation

	By:	/s/ Jeb Spencer
Name: Jeb Spencer
Title: Chief Executive Officer (and Principal Financial Officer)