Form 10-K
period 2023-12-31
Southport Acquisition Corp
filed 2024-04-01
CIK 1865200

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), was $87,842,684.

As of April 1, 2024, there were 5,363,113 shares of Class A common stock and 1,550,000 shares of Class B common stock of the registrant issued and outstanding.

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

Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds deposited in the Trust Account will not be released from the Trust Account until the earliest of (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide our public stockholders the right to have their public shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 14, 2024 or during any extended time we have to consummate our initial business combination beyond December 14, 2024 as a result of a stockholder vote to amend our amended and restated certificate of incorporation (an “Extension Period”) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (c) the redemption of all of our public shares if we are unable to complete our initial business combination by December 14, 2024 or during any Extension Period, subject to applicable law. The proceeds held in the Trust Account may only be invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations.

On June 9, 2023 (the “Special Meeting”), the Company’s stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation (the “Extension Amendment Proposal”) to extend the time that the Company has to consummate its initial business combination (the “Extension”) from June 14, 2023 to September 14, 2023 and to allow the board of directors of the Company, without another stockholder vote, to elect to further extend the date to consummate an initial business combination after September 14, 2023 up to six times, by an additional month each time, up to March 14, 2024, providing the Company a 21-month period (or up to 27-month period) from the closing of the IPO to consummate its initial business combination. In connection with the Special Meeting, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for cash, resulting in 4,150,065 shares of Class A common stock issued and outstanding and subject to possible redemption. Accordingly, at December 31, 2023 and 2022, there were 8,350,065 and 23,000,000 shares of Class A common stock issued and outstanding, including 4,150,065 and 23,000,000 shares of Class A common stock subject to possible redemption, respectively.

In advance of the Special Meeting, on May 25, 2023, the Company entered into non-redemption agreements with unaffiliated third parties in exchange for each such party agreeing not to redeem public shares held by them in connection with such meeting. In exchange for the foregoing commitments not to redeem public shares, the sponsor agreed to transfer to such third parties an aggregate of up to 1,499,996 founder shares. In addition, in advance of the Special Meeting and the entry into the non-redemption agreements, on May 25, 2023, pursuant to the terms of our charter, the sponsor converted 4,200,000 founder shares held by it on a one-for-one basis into Public Shares (the “Conversion”).

Prior to December 31, 2023, the board of directors of the Company approved four monthly extensions from September 14, 2023 to January 14, 2024.

As described in Note 11 to the financial statements (Subsequent Events), in January and February 2024, the board approved two further monthly extensions up to March 14, 2024. In connection with each of the monthly extensions, the sponsor transferred 166,666 shares of the Company’s Class B common stock held by the sponsor to unaffiliated third parties in accordance with those certain voting and non-redemption agreements previously entered into between the sponsor and such third parties. In addition, on March 14, 2024, the Company’s stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation to further extend the time that the Company has to consummate its initial business combination from March 14, 2024 to December 14, 2024.

As of December 31, 2023, we had not yet commenced any operations. All activity from inception through December 31, 2023 relates to our formation, our IPO and our pursuit of a target company with which to effect our initial business combination. The Company has selected December 31 as its fiscal year end.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until December 14, 2024, unless an Extension Period applies, to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (1) cease all operations, except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of permitted withdrawals for tax and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, and our warrants will expire worthless if we fail to complete our initial business combination by December 14, 2024 or during any Extension Period.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to:

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	Our public stockholders may not be afforded an opportunity to vote on our initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such initial business combination.
●	If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote, and depending on the number of stockholders who vote, our sponsor, officers and directors may have almost enough votes to approve our initial business combination based on the shares held by them.

●	Your only opportunity to affect the investment decision regarding our initial business combination will be limited to the exercise of your right to redeem your public shares from us for cash, unless we seek stockholder approval of such initial business combination.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our public shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our public shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your public shares.
●	The requirement that we complete our initial business combination by December 14, 2024, unless an Extension Period applies, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	We may not be able to complete our initial business combination by December 14, 2024 or during any Extension Period, in which case we would cease all operations, except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the status of debt and equity markets.
●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase public shares or public warrants from the public, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.
●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination despite our compliance with the tender offer rules or proxy rules, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.
●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of certain other blank check companies.
●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our public shares, you will lose the ability to redeem all such shares in excess of 15% of our public shares.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination within the prescribed time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of the Trust Account, and our warrants will expire worthless.
●	If the funds not being held in the Trust Account are insufficient to allow us to operate until at least December 14, 2024, we may be unable to complete our initial business combination.
●	If the funds not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our management team or our sponsor or any of their respective affiliates to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.
●	The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.20 per share.
●	If we have not completed our initial business combination by December 14, 2024, or during any Extension Period, our public stockholders may be forced to wait beyond such prescribed time period before redemption from the Trust Account.
●	If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by our public stockholders may be less than $10.20 per share.
●	We identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future, or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

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

As of December 31, 2023, we had $2,171,553 in cash held outside the Trust Account and a working capital deficit of $2,808,465, respectively. Further, we expect to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. In addition, management is currently evaluating the impact of the Russia-Ukraine war, the war in Israel, interest rate fluctuations and increased inflation, and the recently adopted SEC rules and amendments affecting special purpose acquisition corporations like the Company, and has concluded that while it is reasonably possible that such matters could have a negative effect on the Company’s financial position, cash flows, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of December 31, 2023.These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

Our sponsor, directors and officers have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination. The founder shares held by our sponsor and certain third-party investors (to whom shares were transferred in connection with the Special Meeting and the extensions of the deadline to complete a business combination to March 14, 2024) and the public shares held by our sponsor as a result of the Conversion, in the aggregate, represent approximately 58% of our issued and outstanding capital stock. As a result, we would not need any of the 4,150,065 shares sold in our IPO and not redeemed in connection with the Special Meeting to be voted in favor of a transaction in order to have our initial business combination approved. We expect that our sponsor and its permitted transferees will own at least 58% of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our sponsor and its permitted transferees agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders. Although none of our sponsor, directors or officers have any current intention to purchase our public shares, they are not restricted from doing so and there is no limit to the number of our public shares they may purchase. If they purchase any of our public shares and retain such shares until any stockholders vote on our initial business combination, the approval of our initial business combination by our stockholders will be even more likely.

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

The requirement that we complete our initial business combination by December 14, 2024, unless an Extension Period applies, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by December 14, 2024, unless an Extension Period applies. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by December 14, 2024 or during any Extension Period, in which case we would cease all operations, except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by December 14, 2024, unless an Extension Period applies. We may not be able to find a suitable target business and complete our initial business combination within the prescribed time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (1) cease all operations, except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, subject to lawfully available funds therefor, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of permitted withdrawals for tax and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.20 per share, or less than $10.20 per share, on the redemption of their public shares, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by our public stockholders may be less than $10.20 per share” and other risk factors herein.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict.

Global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect our search for a business combination and any target business with which we may ultimately consummate a business combination. The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we may ultimately consummate a business combination, may be materially adversely affected.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the status of debt and equity markets.

Our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be materially adversely impacted by certain events, including as a result of increased market volatility, decreased market liquidity and third-party financing being available on terms acceptable to us or at all. Such events may also have the effect of heightening many of the other risk factors described in this “Risk Factors” section, such as those related to the market for our securities.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (1) the completion of our initial business combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide our public stockholders the right to have their public shares redeemed in connection with our initial business combination or to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 14, 2024 or during any Extension Period, or with respect to any other provision relating to stockholder rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we are unable to complete our initial business combination by December 14, 2024 or during any Extension Period, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within the prescribed time period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in the Trust Account. In that case, public stockholders may be forced to wait beyond December 14, 2024 or longer to the extent there is any applicable Extension Period before they receive funds from the Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to such warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the funds not being held in the Trust Account are insufficient to allow us to operate until at least December 14, 2024, we may be unable to complete our initial business combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until at least December 14, 2024, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plan to address this need for capital through potential additional loans from certain of our affiliates is discussed in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until December 14, 2024; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination within the prescribed time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of the Trust Account and our warrants will expire worthless. Please see “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our public stockholders may be less than $10.20 per share” and other risk factors herein.

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

Of the net proceeds from our IPO and the Private Placement, as of December 31, 2023, only $2,171,553 was available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our management team, sponsor or directors or any of their respective affiliates to operate or may be forced to liquidate. None of our management team or our sponsor or any of their respective affiliates is under any obligation or other duty to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination by December 14, 2024 or during any Extension Period. If we are unable to complete our initial business combination within the prescribed time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such case, our public stockholders may receive only $10.20 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our public stockholders may be less than $10.20 per share” and other risk factors herein.

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.20 per share.

The funds in the Trust Account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $42,330,663 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.20 per share.

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

If we have not completed our initial business combination by December 14, 2024, or during any Extension Period, our public stockholders may be forced to wait beyond such prescribed time period before redemption from the Trust Account.

If we have not completed our initial business combination by December 14, 2024, or during any Extension Period, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (net of permitted withdrawals for tax and less up to $100,000 of interest to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public stockholders from the Trust Account shall be effected prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution are subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In that case, investors may be forced to wait beyond December 14, 2024 before the redemption proceeds of the Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from the Trust Account. We have no obligation to return funds to investors prior to the redemption of our public shares or our liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated certificate of incorporation and then only in cases where public stockholders have properly sought to redeem their shares of Class A common stock. Only upon redemption of our public shares or our liquidation will public stockholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated certificate of incorporation prior thereto.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by our public stockholders may be less than $10.20 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination by December 14, 2024, or during any Extension Period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by our public stockholders could be less than the $10.20 per public share initially held in the Trust Account, due to claims of such creditors.

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

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account and not to seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination by December 14, 2024 or during any Extension Period. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

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

On March 30, 2022, the SEC announced the proposal of new rules and amendments concerning special purpose acquisition companies (“SPACs”) such as the Company that, if adopted, would provide a safe harbor for special purpose acquisition companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a special purpose acquisition company’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a special purpose acquisition company to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the special purpose acquisition company’s registration statement for its initial public offering. The special purpose acquisition company would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. However, on January 24, 2024, the SEC adopted the final rules and amendments related to SPACs, and such rules did not include the proposed safe harbor. Instead, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals. Under the new rules, there is uncertainty as to the applicability of the Investment Company Act to a SPAC.

As we have not entered into a definitive business combination agreement within 18 months after the effective date of our registration statement relating to the Public Offering, and have not completed our business combination within 24 months of such date, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide our public stockholders the right to have their public shares redeemed in connection with our initial business combination or to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 14, 2024, or during any Extension Period, or with respect to any other provision relating to stockholder rights or pre-initial business combination activity; and (iii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. Because we have invested the proceeds only in permitted instruments, we believe we are not an investment company subject to the Investment Company Act.

Changes in laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may materially and adversely affect us, including our ability to negotiate and complete our initial business combination.

We are subject to laws and regulations, and interpretations and applications of such laws and regulations, enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, applicable laws, regulations, interpretations and applications may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and governmental policies, and those changes could have a material adverse effect on our business, investments, financial condition, liquidity and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on us, including our ability to negotiate and complete our initial business combination.

For example, on January 24, 2024, the SEC adopted a series of new rules relating to special purpose acquisition companies (“SPACs”) (the “SPAC Rules”) requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and SPAC initial business combinations (the “de-SPAC transactions”); (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC transaction registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the SPAC Rules and related guidance may increase the costs and the time needed to negotiate and complete an initial business combination, may constrain the circumstances under which we could complete an initial business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 14, 2024, or during any Extension Period, may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the prescribed time period in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of December 31, 2023, there were 168,449,935 and 18,450,000 authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants, but not shares reserved upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holders thereof, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2023, there were no shares of preferred stock issued and outstanding.

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

As of April 1, 2024, our sponsor held an aggregate of 50,004 founder shares and 4,200,000 public shares, representing 42.9% of our outstanding public shares and an aggregate of 11,700,000 private placement warrants entitling the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment. The founder shares will be worthless if we do not complete an initial business combination by December 14, 2024 or during any Extension Period.

The founder shares are identical to the public shares, except that: (1) only holders of the founder shares have the right to vote on the election of directors and to remove directors prior to our initial business combination; (2) the founder shares are subject to certain transfer restrictions contained in a letter agreement; (3) our sponsor, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination, (b) waive their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide our public stockholders the right to have their public shares redeemed in connection with our initial business combination or to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by December 14, 2024, or during any Extension Period, or (B) with respect to any other provision relating to stockholder rights or pre-initial business combination activity; and (c) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial business combination by December 14, 2024, or during any Extension Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination by December 14, 2024, or during any Extension Period); (4) the founder shares are automatically convertible into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holders thereof, on a one-for-one basis, subject to adjustment, as described herein; and (5) the holders of founder shares are entitled to registration rights. If we submit our initial business combination to our public stockholders for a vote, our sponsor and officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them purchased during or after our IPO in favor of our initial business combination. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial business combination. Any such amendments or waivers would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible and may have an adverse effect on the value of an investment in our securities.

The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for completing our initial business combination nears. In particular, because the founder shares and any shares issued upon conversion thereof (including the public shares issued to the sponsor upon the Conversion) were purchased at approximately $0.004 per share, the holders of our founder shares (including our officers and directors that directly or indirectly own founder shares) and public shares issued upon conversion thereof could make a substantial profit after our initial business combination even if our public stockholders lose money on their investment as a result of the post-combination value of their shares of Class A common stock (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) being less than the amount they purchased those shares ($10.00 per share in the case of public stockholders that purchased in our IPO). For example, a holder of 1,000 founder shares would have paid approximately $4.00 to obtain such shares. At the time of an initial business combination, such holder would be able to convert such founder shares into 1,000 shares of our Class A common stock, and would receive the same consideration in connection with our initial business combination as a public stockholder for the same number of shares of our Class A common stock. If the value of the shares of our Class A common stock on a post-combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per share of our Class A common stock, the holder of our founder shares would obtain a profit of approximately $4,996 on account of the 1,000 founder shares that the holder had converted into shares of Class A common stock in connection with the initial business combination. By contrast, for example, a public stockholder holding 1,000 shares of Class A common stock, which were purchased by such public stockholder in our IPO, would lose approximately $5,000 in connection with the same transaction.

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

As of December 31, 2023, the Trust Account held $ 44,709,805 in funds available to complete our initial business combination.

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

Our amended and restated certificate of incorporation provides that any of its provisions (other than provisions relating to the appointment and removal of directors prior to our initial business combination, which may only be amended with the approval of the holders of a majority of the outstanding shares of our Class B common stock) related to pre-business combination activity (including the requirement to deposit proceeds from our IPO and the Private Placement into the Trust Account and not release such amounts, except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of the outstanding shares of our common stock, and corresponding provisions of the trust agreement governing the release of funds from the Trust Account may be amended if approved by holders of at least 65% of the outstanding shares of our common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of the outstanding shares of our common stock, subject to applicable provisions of the DGCL, or applicable stock exchange rules. We may not issue additional securities with the right to vote on amendments to our amended and restated certificate of incorporation or on our initial business combination. Our sponsor, which owned 42.9% of our common stock as of April 1, 2024, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide our public stockholders the right to have their public shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 14, 2024, or during any Extension Period, or with respect to any other provision relating to stockholder rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Our sponsor paid an aggregate of $25,000 for the founder shares, or approximately $0.004 per founder share. As a result of this low initial price, the holders of our founder shares (including our officers and directors that directly or indirectly own founder shares) and any public shares issued upon conversion thereof stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public stockholders.

As a result of the low acquisition cost of our founder shares, the holders of our founder shares (including our officers and directors that directly or indirectly own founder shares) and public shares issued upon conversion thereof (including in connection with the Conversion) could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public stockholders. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid for their founder shares at a purchase price that is about the same as the prices that public stockholders purchased their public shares in our IPO or the aftermarket.

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

As of April 1, 2024, our sponsor held 50,004 founder shares, 4,200,000 public shares issued in connection with the Conversion and 11,700,000 private placement warrants. The founder shares are convertible into shares of Class A common stock, as provided herein, on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our management team, sponsor or directors or any of their respective affiliates make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the private placement warrants.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination by December 14, 2024 or during any Extension Period.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on the effectiveness of our internal control over financial reporting. As a result, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on the effectiveness of our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination. Moreover, there can be no assurance that the incumbent management team of a business combination target will have the necessary experience or knowledge to develop the appropriate level of internal control over financial reporting and otherwise maintain compliance with the applicable requirements of the Sarbanes-Oxley Act. If we complete our business combination and the management team of the combined entity is unable to comply with the applicable requirements of the Sarbanes-Oxley Act, our operations might suffer and we could be materially and adversely affected.

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

In connection with the audit of our financial statements as of and for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting related to the recognition of excise tax liability, specifically we did not establish an excise tax liability in connection with the stockholders’ redemption of Class A common stock. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management, with oversight from the board of directors and the audit committee of the board of directors will implement a remediation plan for this material weakness, including, among other things, additional post-closing review procedures including consulting with tax and legal subject matter experts related to the accounting for stockholder redemptions. We cannot be certain as to the timing of completion of our evaluation, testing, and remediation actions or their effect on our operations.

Item 1B.   Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We are a SPAC with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluating suitable target businesses. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents since our initial public offering.

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

Holders

On April 1, 2024, there was 1 holder of record of our units, 2 holders of record of our Class A common stock, 2 holders of record of our warrants, and 25 holders of record of our founder shares.

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

Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds deposited in the Trust Account will not be released from the Trust Account until the earliest of (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide our public stockholders the right to have their public shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by December 14, 2024 or during any extended time we have to consummate our initial business combination beyond December 14, 2024 as a result of a stockholder vote to amend our amended and restated certificate of incorporation (an “Extension Period”) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (c) the redemption of all of our public shares if we are unable to complete our initial business combination by December 14, 2024 or during any Extension Period, subject to applicable law. The proceeds held in the Trust Account may only be invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations.

On June 9, 2023, the Company’s stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation to extend the time that the Company has to consummate its initial business combination from June 14, 2023 to September 14, 2023 and to allow the board of directors of the Company, without another stockholder vote, to elect to further extend the date to consummate an initial business combination after September 14, 2023 up to six times, by an additional month each time, up to March 14, 2024, providing the Company a 21-month period (or up to 27-month period) from the closing of the IPO to consummate its initial business combination. In connection with the Special Meeting, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for cash, resulting in 4,150,065 shares of Class A common stock issued and outstanding and subject to possible redemption. Accordingly, at December 31, 2023 and 2022, there were 8,350,065 and 23,000,000 shares of Class A common stock issued and outstanding, including 4,150,065 and 23,000,000 shares of Class A common stock subject to possible redemption, respectively.

In advance of the Special Meeting, on May 25, 2023, the Company entered into non-redemption agreements with unaffiliated third parties in exchange for each such party agreeing not to redeem public shares held by them in connection with such meeting. In exchange for the foregoing commitments not to redeem public shares, the sponsor agreed to transfer to such third parties an aggregate of up to 1,499,996 founder shares. In addition, in advance of the Special Meeting and the entry into the non-redemption agreements, on May 25, 2023, pursuant to the terms of our charter, the sponsor converted 4,200,000 founder shares held by it on a one-for-one basis into Public Shares.

Prior to December 31, 2023, the board of directors of the Company approved four monthly extensions from September 14, 2023 to January 14, 2024.

As described in Note 11 to the financial statements (Subsequent Events), in January and February 2024, the board approved two further monthly extensions up to March 14, 2024. In connection with each of the monthly extensions, the sponsor transferred 166,666 shares of the Company’s Class B common stock held by the sponsor to unaffiliated third parties in accordance with those certain voting and non-redemption agreements previously entered into between the sponsor and such third parties. In addition, on March 14, 2024, the Company’s stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation to further extend the time that the Company has to consummate its initial business combination from March 14, 2024 to December 14, 2024.

In connection with the vote to extend the time that the Company has to consummate its initial business combination from March 14, 2024 to December 14, 2024, the holders of 2,986,952 shares of Class A common stock properly exercised their right to redeem their shares for an aggregate redemption amount of $32,214,591, resulting in 1,163,113 shares of Class A common stock issued and outstanding and subject to possible redemption.

As of December 31, 2023, we had not yet commenced any operations. All activity from inception through December 31, 2023 relates to our formation, our IPO and our pursuit of a target company with which to effect our initial business combination. The Company has selected December 31 as its fiscal year end.

For the year ended December 31, 2023, we had net income of $2,729,602, which consisted of dividend income of $6,707,678 on marketable securities held in trust, offset by operating expenses of $1,670,440, a provision for income tax of $1,319,280, a $934,906 financing expense, and a $53,450 loss on the change in fair value of the warrant liability. In comparison, for the year ended December 31, 2022, we had net income of $18,132,948, which consisted of dividend income of $3,383,823 on marketable securities held in trust and a $16,668,950 gain on the change in fair value of the warrant liability, offset by operating expenses of $1,577,543 and a provision for income tax of $362,282. The provision for income taxes increased $956,998 as a result of the Company’s effective tax rate increasing from 1.96% as of December 31, 2022 to 32.58% as of December 31, 2023 largely due to changes in the fair value of warrant liabilities and the valuation allowance.

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

Liquidity, Capital Resources and Going Concern

As of December 31, 2023, we had $2,171,553 in operating cash and a working capital deficit of $2,808,465, compared to $50,858 in operating cash and working capital of $929,527 as of December 31, 2022.

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

A total of $234,600,000 of the proceeds from the initial public offering and the sale of the private placement warrants was placed in a U.S.-based Trust Account at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. In connection with the Special Meeting, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for an aggregate redemption amount of $197,694,657, resulting in 4,150,065 shares of Class A common stock issued and outstanding and subject to possible redemption. Accordingly, at December 31, 2023, there were 8,350,065 shares of Class A common stock issued and outstanding, including 4,150,065 shares of Class A common stock subject to possible redemption. Continental Stock Transfer & Trust Company (the “Trustee”) processed the redemptions and withdrew the $197,694,657 payable to the holders redeeming 18,849,935 shares of Class A common stock on July 7, 2023.

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

For the year ended December 31, 2023, net cash provided by operating activities was $5,542,225. Net income of $2,729,602 was increased by a $53,450 gain on the change in fair value of the warrant liability, $934,906 of financing expense, and $2,022,686 of changes in operating assets and liabilities, offset by accrued dividends on marketable securities held in trust of $198,419.

As of December 31, 2023, we had marketable securities held in the Trust Account of $44,709,805, consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of December 31, 2023, we had cash of $2,171,553 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

The sponsor has committed to making capital contributions to the Company in order to fund its search for and consummation of an initial business combination. The sponsor has provided cash contributions of $800,000 and $0 for the years ended December 31, 2023 and December 31, 2022, respectively.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2023 and 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of December 31, 2023 or 2022.

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

Commitments and Contingencies

Registration rights

The holders of the founder shares (and public shares issued upon conversion thereof), Private Placement Warrants and any warrants that may be issued upon conversion of working capital loans (and in each case holders of the underlying securities thereof, as applicable) are entitled to registration rights pursuant to a registration rights agreement signed on December 9, 2021, requiring the Company to register such securities for resale (in the case of the founder shares, only after conversion to our Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). However, the registration rights agreement provides that the Company is not required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period with respect to such securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriter a 45-day option from the date of our IPO to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discount. On December 13, 2021, the underwriter exercised the option in full, closing the sale of the 3,000,000 additional Units on December 14, 2021. The underwriter was paid an underwriting commission of $4,600,000 upon the closing of our IPO. In addition, the underwriter was entitled to a deferred fee of $0.35 per unit, or $8,050,000 in the aggregate, payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete an initial business combination, subject to the terms of the underwriting agreement.

On August 22, 2022, the underwriter delivered a letter to the Company pursuant to which the underwriter waived its entitlement to the payment of the deferred underwriting fee. The $8,050,000 waived fee was recorded to accumulated deficit.

Non-redemption Agreements

On May 25, 2023, the Company and the sponsor entered into Non-Redemption Agreements with unaffiliated third parties in exchange for such third parties agreeing (i) not to redeem an aggregate of 4,000,000 shares of Class A common stock sold in its initial public offering (the “Non-Redeemed Shares”) in connection with the Special Meeting and (ii) to vote in favor of the Extension Amendment Proposal and the Extension at the Special Meeting (other than with respect to certain shares acquired or to be acquired pursuant to the Non-Redemption Agreements). In exchange for the foregoing commitments, the sponsor agreed to transfer to such third parties an aggregate of up to 1,499,996 shares of Class B common stock held by the sponsor, with 500,000 of such shares to be transferred to such third parties promptly upon consummation of the Extension, and an additional 166,666 shares to be transferred to such third parties monthly beginning on September 14, 2023 and up to, and including, February 14, 2024, if the board of directors of the Company elects to further extend the deadline to consummate an initial business combination at or prior to such date, in each case, if such third parties continue to hold such Non-Redeemed Shares through the Special Meeting. As of December 31, 2023, the Company had extended the deadline to complete the business combination four times, to January 14, 2024, resulting in an aggregate of 666,664 additional shares of Class B common stock held by the sponsor being transferred to such third parties. As discussed in Note 11 to the financial statements (Subsequent Events), in January and February 2024, the Company further extended the deadline to March 14, 2024, resulting in the full amount of 1,499,996 shares of Class B common stock being transferred to such third parties.

The Company accounted for the Non-Redemption Agreements in accordance with Staff Accounting Bulletin Topic 5T (“SAB Topic 5T”). The Company considered the sponsor’s transfer of Class B common stock to the unaffiliated third parties in exchange for the Non-Redemption Agreements as a capital contribution by the sponsor and recognized the excess fair value of the transferred Class B common stock as a financing expense on the statements of operations. The Company determined the excess fair value of the 1,166,664 shares of Class B common stock transferred to such third parties upon the consummation of the Extension to be $934,906.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of December 31, 2023.

Recent Accounting Standards

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

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer who also acts as our principal accounting officer, the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer who also acts as our principal accounting officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, as of December 31, 2022, we identified a material weakness related to the fact that we have not yet designed and maintained effective controls relating to the presentation of our statement of cash flows, which continues to exist as of December 31, 2023. Additionally, we identified a material weakness related to the fact that we had not yet designed and maintained effective controls relating to the recognition of excise tax liability within our financial statements. Specifically, we did not establish an excise tax liability in connection with the stockholders’ redemption of Class A common stock.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2023 as a result of the material weaknesses in internal control over financial reporting described above.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

Remediation Plan

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, we implemented a remediation plan to address the material weakness identified as of December 31, 2022. Our Chief Executive Officer will continue to perform additional post-closing review procedures including consulting with subject matter experts related to the accounting for marketable securities and stockholder redemptions. Additionally, we implemented a remediation plan to address the material weakness identified as of December 31, 2023. Our Chief Executive Officer will continue to perform additional post-closing review procedures including consulting with tax and legal subject matter experts related to the accounting for stockholder redemptions. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements, we have improved, and will continue to improve, these processes to ensure that transactions are effectively evaluated in the context of the increasingly complex accounting standards. We plan to continue to enhance our review procedures of evaluating and implementing the accounting standards that apply to our financial statements, including additional analyses by our personnel and third-party professionals with whom we consult regarding complex accounting, tax and legal matters. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Jeb Spencer	55	Chief Executive Officer and Director
Jared Stone	53	Chairman
Sigmund Anderman	82	Director
Matthew Hansen	45	Director
Jennifer Nuckles	49	Director
Cathleen Schreiner Gates	69	Director
David Winfield	72	Director

Jeb Spencer is our Chief Executive Officer and has served as a member of our board of directors since May 2021. He is the co-founder and managing partner of TVC Capital, a software focused, growth equity fund, a position he has held since 2006. He has been a chief executive officer, investor and board member of SaaS companies and currently serves on the board of directors of two software companies—SmartAction (since 2018) and MediaPlatform (since 2015)—and as observer on the board of directors of Dama Financial (since 2022). Mr. Spencer previously served on the board of directors of 10 other software companies, including SimpleNexus (2018 – 2022); Levels Beyond (2012-2021); ReverseVision (2012-2022); Docupace Technologies (2016 to 2020); EdgeWave (2014 to 2019); Accordent Technologies (2006 to 2011) and Ellie Mae, Inc. (previously NYSE: ELLI) (2011 to 2019). At Ellie Mae, a leading provider of automation software for the mortgage industry which is now a subsidiary of Intercontinental Exchange, Inc (NYSE: ICE), Mr. Spencer also served as the Chair of the board’s M&A Committee. Mr. Spencer was formerly the chief executive officer of Del Mar Datatrac, Inc., a provider of mortgage origination software to the mid-market that was sold to Fiserv (NASDAQ: FISV) in 2005 and to Ellie Mae in 2011. As managing partner of TVC Capital, he was involved in a $20 million Series A financing and a $108 million Series B financing in 2018 and January 2021, respectively, in which TVC Capital invested alongside Insight Partners in SimpleNexus, a homeownership software company that was acquired by nCino, Inc. (NASDAQ: NCNO) in January 2022 in a stock and cash transaction valued at approximately $1.2 billion. SimpleNexus operates a digital platform for loan officers, borrowers and real estate agents that unites the people, systems and stages of the home buying process into a single end-to-end experience. The SimpleNexus platform serves independent mortgage banks, banks and credit unions, and loan originators in the United States. Mr. Spencer holds a B.A in Political Science from Boston College and an MBA from Harvard Business School.

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

Audit Committee

We have established an audit committee of our board of directors. The members of our audit committee are Sigmund Anderman, Jennifer Nuckles and David Winfield, with Jennifer Nuckles serving as chair of the audit committee. The audit committee held five meetings during 2023.

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

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our Company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our sponsor, directors and officers have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our sponsor, directors and officers have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination by December 14, 2024, or during an Extension Period. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our Initial Stockholders until one year after the completion of our initial business combination. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor, directors and officers may directly or indirectly own founder shares and private placement warrants, our sponsor, directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination because of their financial interest in completing an initial business combination by December 14, 2024, or during an Extension Period.
●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our Company.
●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

Under Delaware law, officers and directors owe the following fiduciary duties:

●	duty to act in good faith, with the care of a prudent person, and in the best interest of the corporation as a whole;
●	duty to refrain from self-dealing, usurping corporate opportunities and receiving improper personal benefits; and
●	duty to make decisions on an informed basis, in good faith and in the honest belief that the action was taken in the best interest of the corporation and that these decisions will be protected by the “business judgment rule.”

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 1, 2024, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

	Class A common stock		Class B common stock
	Number of	Approximate	Number of	Approximate
	Shares	Percentage	Shares	Percentage
	Beneficially	of	Beneficially	of
Name of Beneficial Owners(3)	Owned	Class(1)	Owned	Class(2)
5% or Greater Beneficial Owners:
Southport Acquisition Sponsor LLC(4)	4,200,000	78.3%	50,004	3.2%
RiverNorth Capital Management, LLC and affiliated entities and persons(5)	700,000	13.1%	233,330	15.1%
Sandia Investment Management L.P. and affiliated entities and persons(6)	450,000	8.4%	233,335	15.1%
Radcliffe Capital Management, L.P. and affiliated entities and persons(7)	475,791	8.9%	166,665	10.8%

Directors and Executive Officers:
Jeb Spencer(8)	4,200,000	78.3%	50,004	3.2%
Jared Stone(8)	4,200,000	78.3%	50,004	3.2%
Sigmund Anderman*	—	—	—	—
Matthew Hansen*	—	—	—	—
Jennifer Nuckles*	—	—	—	—
Cathleen Schreiner Gates*	—	—	—	—
David Winfield*	—	—	—	—
All officers and directors as a group (seven individuals)	4,200,000	78.3%	50,004	3.2%
*

Less than one percent. This individual does not beneficially own any shares of common stock or private placement warrants. However, this individual has a pecuniary interest in shares of Class B common stock and private placement warrants through his or her ownership of membership interests of our sponsor.

(1)	Based on 5,363,113 shares of Class A common stock outstanding as of April 1, 2024, including those shares of Class A common stock comprising a portion of a unit.

(2)	Based on 1,550,000 shares of Class B common stock outstanding as of April 1, 2024.

(3)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Southport Acquisition Corporation, 1745 Grand Avenue, Del Mar, California 92014.

(4)	Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination, or earlier at the option of the holders thereof, on a one-for-one basis, subject to adjustment. Southport Acquisition Sponsor LLC, a Delaware limited liability company, is our sponsor and is controlled by Jeb Spencer, our Chief Executive Officer, and Jared Stone, the Chairman of our board.

(5)	Based on information contained in a Schedule 13G filed on December 31, 2023, RiverNorth Capital Management, LLC had shared voting and dispositive power over 700,000 shares of Class A common stock. In addition, based on Company records as of February 14, 2024, RiverNorth SPAC Arbitrage Fund, LP owned 233,330 shares of Class B common stock received in connection with the Special Meeting. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination, or earlier at the option of the holders thereof, on a one-for-one basis, subject to adjustment. The business address of each of RiverNorth Capital Management, LLC and RiverNorth SPAC Arbitrage Fund, LP is 360 S. Rosemary Avenue, Ste. 1420, West Palm Beach, Florida 33401.

(6)

Based on information contained in a Schedule 13G filed on December 31, 2023, each of Sandia Investment Management L.P. and Timothy J. Sichler had shared voting and dispositive power over 450,000 shares of Class A common stock. In addition, based on Company records as of February 14, 2024, Sandia Crest LP owned 33,335 shares of Class B common stock, Walleye Investments Fund LLC owned 16,665 shares of Class B common stock, Walleye Opportunities Master Fund Ltd owned 33,335 shares of Class B common stock, WWJr. Enterprises Inc. owned 100,000 shares of Class B common stock, Crestline Summit Master, SPC — Peak SP owned 30,984 shares of Class B common stock and Crestline Summit Master, SPAC — Crestline Summit Apex SP owned 19,016 shares of Class B common stock, in each case, which shares were received in connection with the Special Meeting. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination, or earlier at the option of the holders thereof, on a one-for-one basis, subject to adjustment. The business address of each of Sandia Investment Management L.P., Sandia Crest LP and Timothy J. Sichler is 201 Washington Street, Boston, MA 02108. The business address of each of Walleye Opportunities Master Fund Ltd and Walleye Investments Fund LLC is 2800 Niagara Lane, Plymouth, MN 55447. The business address of WWJr. Enterprises Inc. is 101 N. Clematis, West Palm Beach, FL 33401. The business address of each of Crestline Summit Master, SPC — Peak SP and Crestline Summit Master, SPAC — Crestline Summit Apex SP is 201 Main Street, Fort Worth, TX 76102.

(7)

Based on information contained in a Schedule 13G filed on December 31, 2023, each of Radcliffe Capital Management, L.P., RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P. and Radcliffe SPAC GP, LLC had shared voting and dispositive power over 475,791 shares of Class A common stock. In addition, based on Company records as of February 14, 2024, Radcliffe SPAC Master Fund, L.P. owned 166,665 shares of Class B common stock received in connection with the Special Meeting. Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination, or earlier at the option of the holders thereof, on a one-for-one basis, subject to adjustment. The business address of each of Radcliffe Capital Management, L.P., RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P. and Radcliffe SPAC GP, LLC is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

(8)

These shares consist solely of shares of Class A common stock and Class B common stock held in the name of our sponsor. Our sponsor is controlled by Jeb Spencer, our Chief Executive Officer, and Jared Stone, the Chairman of our Board, who serve as the only members of our sponsor’s board of managers.

As of April 1, 2024, our sponsor holds 50,004 of our founder shares and 4,200,000 of our public shares issued in connection with the Conversion. Holders of our founder shares have the right to elect and to remove all of our directors prior to the consummation of our initial business combination. Holders of our public shares do not have the right to elect any directors to our board of directors prior to our initial business combination. In addition, because our sponsor holds 42.9% of our outstanding common stock, our sponsor may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

Our sponsor purchased an aggregate of 11,700,000 private placement warrants in the Private Placement. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at $11.50 per share, subject to adjustment. If we do not complete our initial business combination by December 14, 2024, or during any Extension Period, the funds in the Trust Account, which includes a portion of the proceeds from the Private Placement, will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions and are entitled to registration rights, in each case, described below. The private placement warrants will not be redeemable by us except in certain redemption scenarios and will be exercisable on a cashless basis so long as they are held by our management team or our sponsor or their permitted transferees. If the private placement warrants are held by holders other than our management team or our sponsor or their permitted transferees, the private placement warrants will be redeemable by us in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units sold in our IPO. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants sold in our IPO.

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

Registration Rights

The holders of the founder shares (including public shares issued upon conversion thereof), private placement warrants and warrants that may be issued upon conversion of working capital loans (and any shares of common stock issuable upon the exercise of the private placement warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale (in the case of the founder shares, only after conversion to shares of Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we are not required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period as described above under “—Transfers of Founder Shares and Private Placement Warrants.” We will bear the expenses incurred in connection with the filing of any such registration statements.

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

In connection with the Special Meeting and the entry into the Non-Redemption Agreements, on May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock. After giving effect to the Conversion, the Company had an aggregate of 27,200,000 shares of Class A common stock issued and outstanding, comprised of 4,200,000 shares held by the sponsor and not subject to possible redemption and 23,000,000 shares of Class A common stock subject to possible redemption, and 1,550,000 shares of Class B common stock issued and outstanding.

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

We have entered into a letter agreement with our sponsor pursuant to which we are required to pay our sponsor a total of $15,000 per month for office space, utilities, and secretarial and administrative services, commencing on December 10, 2021, the date that our securities were first listed on the NYSE. Upon the earlier of consummation of our initial business combination and our liquidation, we will cease paying these monthly fees. Accordingly, assuming the consummation of our initial business combination takes until December 14, 2024, our sponsor will be paid a total of $411,500 for these services.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our management team and our sponsor and any of their respective affiliates may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination is not completed by March 14, 2024 or during any Extension Period, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to our initial business combination, we do not expect to seek loans from parties other than our management team or our sponsor or any of their respective affiliates, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

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

Item 14.      Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to BDO USA, P.C., for services rendered in 2023 and 2022:

	Year Ended	Year Ended
	December 31,	December 31,
Type of Fee	2023	2022
Audit Fees	$125,000	$90,700
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Pre-Approval Policy

The audit committee is responsible for pre-approving all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

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

Item 16.      Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated December 9, 2021, by and between the Company and BofA Securities, Inc., as underwriter(2)
3.1	Amended and Restated Certificate of Incorporation of the Company(2)
3.2	Amended and Restated Bylaws of the Company(2)
3.3	Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated June 9, 2023(4)
3.4	Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated March 14, 2024(5)
4.1	Specimen Unit Certificate(1)
4.2	Specimen Class A Common Stock Certificate(1)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4)(2)
4.4	Warrant Agreement, dated December 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent(2)
4.5	Description of Securities(3)
10.1	Promissory Note, dated May 27, 2021 issued to Southport Acquisition Sponsor LLC(1)
10.2	Letter Agreement, dated December 9, 2021, by and among the Company, its initial officers and directors, and Southport Acquisition Sponsor LLC(2)
10.3	Letter Agreement, dated January 6, 2022, by and among the Company, Matthew Hansen and Jennifer Nuckles(3)
10.4	Investment Management Trust Agreement, dated December 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee(2)
10.5	Registration Rights Agreement, dated December 9, 2021, by and between the Company and Southport Acquisition Sponsor LLC(2)
10.6	Securities Subscription Agreement, dated May 27, 2021 between the Company and Southport Acquisition Sponsor LLC(1)
10.7	Private Placement Warrants Subscription Agreement, dated December 9, 2021, by and between the Company and Southport Acquisition Sponsor LLC(2)
10.8	Form of Indemnity Agreement(1)
31*	Certification of the Chief Executive Officer (and Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a)
32**	Certification of the Chief Executive Officer (and Principal Financial Officer) required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
97.1	Clawback Policy, dated January 23, 2024, by and among the Company and its Executive Officers(6)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)
*	Filed herewith
**	Furnished herewith
(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the SEC on November 24, 2021 (File No. 333-261370).
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2021 (File No. 001-41150).
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022 (File No. 001-41150).
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2023 (File No. 001-41150).
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2024 (File No. 001-41150).
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2024 (File No. 001-41150).

SOUTHPORT ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Southport Acquisition Corporation

Del Mar, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Southport Acquisition Corporation (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in common stock subject to possible redemption and stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2021.

April 1, 2024

New York, NY

SOUTHPORT ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$2,171,553	$50,858
Prepaid expenses	—	227,594
Total Current Assets	2,171,553	278,452
Non-current assets:
Marketable securities held in Trust Account	44,709,805	237,984,513
Total Non-current Assets	44,709,805	237,984,513
Total Assets	$46,881,358	$238,262,965

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$2,251,823	$681,395
Accounts payable	99,468	97,987
Accrued offering costs	184,047	184,047
Due to related party	236,233	244,550
Administrative support fee – related party	231,500	—
Excise tax liability	1,976,947	—
Total Current Liabilities	4,980,018	1,207,979
Non-Current liabilities:
Warrant Liability	580,500	527,050
Total Non-current Liabilities	580,500	527,050
Total Liabilities	5,560,518	1,735,029

Commitments and Contingencies (Note 8)

Class A common stock subject to possible redemption; 200,000,000 shares authorized; 4,150,065 and 23,000,000 shares issued and outstanding subject to possible redemption at redemption value as of December 31, 2023 and 2022, respectively	44,709,805	237,984,513

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,200,000 issued and outstanding (excluding 4,150,065 share subject to possible redemption) as of December 31, 2023 and none issued and outstanding (excluding 23,000,000 share subject to possible redemption) as of December 31, 2022	420	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding	155	575
Additional paid-in capital	760,971	—
Accumulated deficit	(4,150,511)	(1,457,152)
Total Stockholders’ Deficit	(3,388,965)	(1,456,577)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$46,881,358	$238,262,965

The accompanying notes are an integral part of the financial statements.

SOUTHPORT ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	For the Year
	Ended
	December 31,
	2023	2022
Operating costs:
Administrative expenses	$154,908	$217,424
Administrative expenses – related party	231,500	—
Legal and accounting expenses	712,495	466,287
Insurance expense	251,768	516,250
Franchise tax expense	226,974	200,000
Listing fees	85,000	175,124
Other operating costs	7,795	2,458
Loss from operations	(1,670,440)	(1,577,543)

Other income (expense):
Change in fair value of warrant liability	(53,450)	16,688,950
Dividend income on marketable securities held in Trust Account	6,707,678	3,383,823
Financing expense	(934,906)	—
Other income	5,719,322	20,072,773
Income before provision for income taxes	4,048,882	18,495,230
Provision for income taxes	(1,319,280)	(362,282)
Net income	$2,729,602	$18,132,948

Basic and diluted weighted average shares outstanding, redeemable Class A common stock	12,413,050	23,000,000

Basic and diluted net income per share, redeemable Class A common stock (see Note 2)	$0.26	$0.66

Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	5,750,000	5,750,000

Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock (see Note 2)	$(0.09)	$0.51

The accompanying notes are an integral part of the financial statements.

SOUTHPORT ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2023

	Class A common stock
	Subject to possible						Additional		Total
	Redemption		Class A common stock		Class B common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	23,000,000	$237,984,513	—	$—	5,750,000	$575	$—	$(1,457,152)	$(1,456,577)
Excise tax liability	—	—	—	—	—	—	—	(1,976,947)	(1,976,947)
Sponsor conversion of Class B common stock	—	—	4,200,000	420	(4,200,000)	(420)	—	—	—
Sponsor cash capital contributions	—	—	—	—	—	—	800,000	—	800,000
Sponsor capital contributions for non-redemption agreements	—	—	—	—	—	—	934,906	—	934,906
Redemption of Class A common stock	(18,849,935)	(197,694,657)	—	—	—	—	—	—	—
Trust Account withdrawal for tax payments	—	(2,287,729)	—	—	—	—	—	2,287,729	2,287,729
Remeasurement of Class A common stock subject to possible redemption	—	6,707,678	—	—	—	—	(973,935)	(5,733,743)	(6,707,678)
Net income	—	—	—	—	—	—	—	2,729,602	2,729,602
Balance – December 31, 2023	4,150,065	$44,709,805	4,200,000	$420	1,550,000	$155	$760,971	$(4,150,511)	$(3,388,965)

For the Year Ended December 31, 2022

	Class A common stock
	Subject to possible						Additional		Total
	Redemption		Class A common stock		Class B common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	23,000,000	$234,600,690	—	$—	5,750,000	$575	$—	$(24,256,277)	$(24,255,702)
Remeasurement of Class A common stock subject to possible redemption	—	3,383,823	—	—	—	—	—	(3,383,823)	(3,383,823)
Gain on waiver of deferred underwriter commissions by underwriter	—	—	—	—	—	—	—	8,050,000	8,050,000
Net income	—	—	—	—	—	—	—	18,132,948	18,132,948
Balance – December 31, 2022	23,000,000	$237,984,513	—	$—	5,750,000	$575	$—	$(1,457,152)	$(1,456,577)

The accompanying notes are an integral part of the financial statements.

SOUTHPORT ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	For the Year
	Ended
	December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$2,729,602	$18,132,948
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued dividend on marketable securities held in Trust Account	(198,419)	(759,525)
Change in fair value of warrant liability	53,450	(16,688,950)
Sponsor capital contribution for non-redemption agreements	934,906	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,571,909	551,046
Administrative support fee – related party	231,500	—
Due to related party	(8,317)	—
Accrued offering costs	—	(611,443)
Prepaid expenses	227,594	(227,594)
Net cash provided by operating activities	5,542,225	396,482

Cash Flows from Investing Activities:
Purchases of marketable securities held in Trust Account	(6,509,259)	(237,780,570)
Proceeds from marketable securities held in Trust Account	199,982,386	235,156,272
Net cash provided by (used in) investing activities	193,473,127	(2,624,298)

Cash Flows from Financing Activities:
Payment to Class A common stockholders for redemptions	(197,694,657)	—
Cash capital contribution from Sponsor	800,000	—
Payments made by related party on behalf of the Company	—	244,550
Receipt of amounts due from related party	—	83,581
Net cash (used in)provided by financing activities	(196,894,657)	328,131

Net Change in Cash	2,120,695	(1,899,685)
Cash – Beginning	50,858	1,950,543
Cash – Ending	$2,171,553	$50,858

Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A common stock subject to possible redemption	$6,707,678	$3,383,823
Trust Account withdrawal for tax payments	$(2,287,729)	$—
Excess fair value of Class B common stock transferred by Sponsor	$934,906	$—
Excise tax liability	$1,976,947	$—
Gain on waiver of deferred underwriting fee	$—	$8,050,000

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

As of December 31, 2023, the Company had not yet commenced any operations. All activity from inception through December 31, 2023 relates to the Company’s formation, initial public offering (the “IPO”), and pursuit of a target company to effect a Business Combination.

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

On June 9, 2023 (the “Special Meeting”), the Company’s stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation (the “Extension Amendment Proposal”) to extend the time that the Company has to consummate its initial Business Combination (the “Extension”) from June 14, 2023 to September 14, 2023 and to allow the board of directors of the Company, without another stockholder vote, to elect to further extend the date to consummate an initial Business Combination after September 14, 2023 up to six times, by an additional month each time, up to March 14, 2024, providing the Company a 21-month period (or up to 27-month period) from the closing of the IPO to consummate its initial Business Combination.

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

In connection with the Special Meeting and the entry into the Non-Redemption Agreements, on May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the Sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock (the “Conversion”). After giving effect to the Conversion, the Company had an aggregate of 27,200,000 shares of Class A common stock issued and outstanding, comprised of 4,200,000 shares held by the Sponsor and not subject to possible redemption and 23,000,000 shares of Class A common stock subject to possible redemption, and 1,550,000 shares of Class B common stock issued and outstanding. In connection with the Special Meeting, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for an aggregate redemption amount of $197,694,657, resulting in 4,150,065 shares of Class A common stock issued and outstanding and subject to possible redemption. Accordingly, at December 31, 2023, there were 8,350,065 shares of Class A common stock issued and outstanding, including 4,150,065 shares of Class A common stock subject to possible redemption. Continental Stock Transfer & Trust Company (the “Trustee”) processed the redemptions and withdrew the $197,694,657 payable to the holders redeeming 18,849,935 shares of Class A common stock on July 7, 2023.

Prior to December 31, 2023, the board of directors of the Company approved four monthly extensions to extend the time the Company had to consummate an initial Business Combination from September 14, 2023 to January 14, 2024.

As described in Note 11 to the financial statements (Subsequent Events), in January and February 2024, the board approved two further monthly extensions up to March 14, 2024. In connection with each of the monthly extensions, the Sponsor transferred 166,666 shares of the Company’s Class B common stock held by the sponsor to unaffiliated third parties in accordance with those certain voting and non-redemption agreements previously entered into between the sponsor and such third parties. In addition, on March 14, 2024, the Company’s stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation to further extend the time that the Company has to consummate its initial Business Combination from March 14, 2024 to December 14, 2024.

In connection with the vote to extend the time that the Company has to consummate its initial Business Combination from March 14, 2024 to December 14, 2024, the holders of 2,986,952 shares of Class A common stock properly exercised their right to redeem their shares for an aggregate redemption amount of $32,214,591, resulting in 1,163,113 shares of Class A common stock issued and outstanding and subject to possible redemption.

Risks and Uncertainties

Management is currently evaluating the impact of the Russia-Ukraine war, the war in Israel, interest rate fluctuations and increased inflation, and the recently adopted SEC rules and amendments affecting special purpose acquisition corporations like the Company, and has concluded that while it is reasonably possible that such matters could have a negative effect on the Company’s financial position, cash flows, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of December 31, 2023. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On July 7, 2023, 18,849,935 shares of Class A common stock were redeemed by the Company’s stockholders for a total of $197,694,657 in connection with the stockholder vote to approve the Company’s Extension Amendment Proposal. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists, the likelihood that the future events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing an initial Business Combination as of December 31, 2023 and determined that a contingent liability should be calculated and recorded. As of December 31, 2023, the Company recorded $1,976,947 of excise tax liability calculated as 1% of shares redeemed.

Going Concern

As of December 31, 2023 and 2022, the Company had cash of $2,171,553 and $50,858, respectively, and a working capital deficit of $2,808,465 and $929,527, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements are issued. Management plans to address this uncertainty through working capital loans whereby, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors can, but are not obligated to, loan the Company funds as may be required (see Note 5). However, there is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Extended Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,171,553 and $50,858 of cash and no cash equivalents as of December 31, 2023 and 2022.

Marketable Securities Held in Trust Account

Following the closing of the IPO on December 14, 2021, an amount of $234,600,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to provide its public stockholders the right to have their Public Shares redeemed in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination by December 14, 2024 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination by December 14, 2024.

In connection with the Special Meeting, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for an aggregate redemption amount of $197,694,657, resulting in 4,150,065 shares of Class A common stock issued and outstanding and subject to possible redemption. Accordingly, at December 31, 2023, there were 8,350,065 shares of Class A common stock issued and outstanding, including 4,150,065 shares of Class A common stock subject to possible redemption. Continental Stock Transfer & Trust Company (the “Trustee”) processed the redemptions and withdrew the $197,694,657 payable to the holders redeeming 18,849,935 shares of Class A common stock on July 7, 2023.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of December 31, 2023 and 2022, derivative liabilities are comprised of the warrant liability of $580,500 and $527,050, respectively.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023 and 2022, 4,150,065 and 23,000,000 shares of Class A common stock subject to possible redemption, respectively, is presented, at redemption value, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. For the year ended December 31, 2023, the Company has recorded accretion of $6,707,678 to remeasure the value of Class A common stock subject to possible redemption value of $44,709,805.

As of December 31, 2023 and 2022, the Class A common stock, classified as temporary equity in the balance sheets reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2021	$234,600,690
Remeasurement of Class A common stock subject to possible redemption	3,383,823
Class A common stock subject to possible redemption, December 31, 2022	237,984,513
Remeasurement of Class A common stock subject to possible redemption	6,707,678
Share redemptions payable	(197,694,657)
Trust Account withdrawal for tax payments	(2,287,729)
Class A common stock subject to possible redemption, December 31, 2023	$44,709,805

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position, other than penalties and interest of $22,062 and $0 related to late filing of the Company’s 2022 federal and state tax returns, which could result in significant payments, accruals or material deviations from its position as of December 31, 2023 and 2022.

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statements of operations include a presentation of income per Class A redeemable common stock and income (loss) per non-redeemable common stock following the two-class method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total income allocable to both sets of stock. This is calculated using the total net income less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using the weighted average shares outstanding ratio for the Class A redeemable common stock and for the non-redeemable Class A and Class B common stock for the year ended December 31, 2023 as a result of shareholder redemptions. For the year ended December 31, 2022, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable common stock, reflective of the respective participation rights.

The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

For the Year Ended
December 31, 2023
Net income	$2,729,602
Plus: Trust Account withdrawals for tax payments	2,287,729
Less: Remeasurement of Class A redeemable shares to redemption value	(6,707,678)
Net loss including accretion of Class A redeemable shares to redemption value	$(1,690,348)

	For the Year Ended
	December 31, 2023
	Class A	Class A and Class B
	Redeemable Shares	Non-redeemable Shares	Total
Total number of shares	4,150,065	5,750,000	9,900,065
Weighted average shares ratio	68%	32%	100%

Net income allocated based on ownership percentage	$1,865,473	$864,129	$2,729,602

Plus: Trust Account withdrawals for tax payments based on weighted average shares ratio	1,563,487	724,242	2,287,729
Less: Remeasurement of Class A redeemable shares to redemption value based on weighted average shares ratio	(4,584,183)	(2,123,495)	(6,707,678)

Less: Accretion applicable to Trust Account withdrawals for tax payments	(2,287,729)	—	(2,287,729)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	6,707,678	—	6,707,678
Total income (loss) based on ownership percentage	$3,264,726	$(535,124)	$2,729,602

Weighted average shares outstanding	12,413,050	5,750,000
Basic and diluted net income (loss) per share	$0.26	$(0.09)

For the Year Ended
December 31, 2022
Net income	$18,132,948
Less: Remeasurement of Class A redeemable shares to redemption value	(3,383,823)
Net income including accretion of Class A redeemable shares to redemption value	$14,749,125

	For the Year Ended
	December 31, 2022
	Class A	Class A and Class B
	Redeemable Shares	Non-redeemable Shares	Total
Total number of shares	23,000,000	5,750,000	28,750,000
Ownership percentage	80%	20%	100%

Net income allocated based on ownership percentage	$14,506,359	$3,626,589	$18,132,948

Less: Remeasurement of Class A redeemable shares to redemption value based on ownership percentage	(2,707,058)	(676,765)	(3,383,823)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	3,383,823	—	3,383,823
Total income (loss) based on ownership percentage	$15,183,124	$2,949,824	$18,132,948

Weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income per share	$0.66	$0.51

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2023 and 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for Annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09.

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

Upon the closing of the IPO on December 14, 2021, $234,600,000 ($10.20 per Unit sold in the IPO) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account. The amounts held in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of December 31, 2023 and 2022, $44,709,805 and 237,984,513 was held in the Trust Account, respectively. In addition, as of December 31, 2023 and 2022, $2,171,553 and 50,858 of cash was not held in the Trust Account and is available for working capital purposes, respectively.

Transaction costs of the IPO amounted to $13,935,218 consisting of $4,600,000 of underwriting discount, $8,050,000 of deferred underwriting discount and $1,285,218 of actual offering costs. On August 22, 2022, the underwriter delivered a letter to the Company pursuant to which the underwriter waived its entitlement to the payment of the deferred underwriting fee (see Note 8).

Note 4.Private Placement

The Sponsor purchased an aggregate of 11,700,000 Private Placement Warrants at a price of $1.00 per warrant ($11,700,000 in the aggregate) in a private placement that closed simultaneously with the closing of the IPO.

Each Private Placement Warrant is exercisable for one whole Class A common stock at a price of $11.50 per share, subject to adjustment. $9,200,000 of the proceeds from the sale of the Private Placement Warrants was added to the proceeds from the IPO placed in the Trust Account. If the Company does not complete a Business Combination within the Extended Combination Period, the Private Placement Warrants and the underlying securities will expire worthless. The Private Placement Warrants are non-redeemable (except as described in Note 8 below under “—Redemption of warrants for Class A common stock when the price per Class A common stock equals or exceeds $10.00”) and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2023 and 2022, no Working Capital Loans were outstanding.

Due to and due from Related Party

The Sponsor has made tax payments, payments to various vendors on behalf of the Company, and transferred funds to the Company. As of December 31, 2023 and 2022, the Company owed $236,233 and $244,550, respectively.

Administrative Support Agreement

Commencing on December 10, 2021 and until completion of the Company’s initial Business Combination or liquidation, the Company is required to pay the Sponsor $15,000 per month for administrative support and services. The Company pays the Sponsor for rent and costs incurred under the administrative support and services. For the year ended December 31, 2023 and 2022, the Company has paid $10,500 and $118,000 under the agreement, respectively. The Company has accrued $231,500 related to the unpaid amounts under the administrative support agreement which is recorded to the administrative support fee liability – related party account on the balance sheets for the year ended December 31, 2023. The Sponsor will not be paid for any unpaid amounts in the event an initial business combination is not consummated.

Sponsor Cash Capital Contribution

For the years ended December 31, 2023 and 2022, the Sponsor made capital contributions of $800,000 and zero, respectively, to the Company to fund outstanding payments to vendors. The Sponsor intends to continue providing cash to satisfy working capital obligations as needed through capital contributions. The Company has recorded the cash received from the Sponsor as a capital contribution in additional paid-in capital.

Note 6.Stockholders’ Deficit

Preferred stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2023 and 2022, there were no preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. On May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the Sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock, resulting in an aggregate of 27,200,000 shares of Class A common stock issued and outstanding, of which 4,200,000 shares were held by the Sponsor and not subject to possible redemption and 23,000,000 shares were subject to possible redemption. On June 9, 2023, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for cash in connection with the vote on the Extension Amendment Proposal, resulting in 4,150,065 shares of Class A common stock issued and outstanding and subject to possible redemption. Accordingly, at December 31, 2023 and 2022, there were 8,350,065 and 23,000,000 shares of Class A common stock issued and outstanding, including 4,150,065 and 23,000,000 shares of Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. On May 27, 2021, the Company issued an aggregate of 7,187,500 shares of Class B common stock to the Sponsor for a purchase price of $25,000. On November 25, 2021, the Sponsor surrendered 1,437,500 shares of Class B common stock for no consideration, resulting in there being an aggregate of 5,750,000 shares of Class B common stock outstanding. On May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the Sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock, resulting in an aggregate of 1,550,000 shares of Class B common stock issued and outstanding. Accordingly, as of December 31, 2023 and 2022, there were 1,550,000 and 5,750,000 shares of Class B common stock issued and outstanding, respectively.

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

If the Company calls the Public Warrants for redemption, the Company’s management will have the option to require or permit all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. If the Company is unable to complete a Business Combination by December 14, 2024 and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

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

Note 8.Commitments and Contingencies

Registration rights

The holders of the Founder Shares (and Public Shares issued upon conversion thereof), Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of the underlying securities thereof, as applicable) are entitled to registration rights pursuant to a registration rights agreement signed on December 9, 2021, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A common stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company is not required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period with respect to such securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Non-redemption Agreements

On May 25, 2023, the Company and the Sponsor entered into Non-Redemption Agreements with unaffiliated third parties in exchange for such third parties agreeing (i) not to redeem an aggregate of 4,000,000 shares of Class A common stock sold in its initial public offering in connection with the Special Meeting and (ii) to vote in favor of the Extension Amendment Proposal and the Extension at the Special Meeting (other than with respect to certain shares acquired or to be acquired pursuant to the Non-Redemption Agreements). In exchange for the foregoing commitments, the Sponsor agreed to transfer to such third parties an aggregate of up to 1,499,996 shares of Class B common stock held by the Sponsor, with 500,000 of such shares to be transferred to such third parties promptly upon consummation of the Extension, and an additional 166,666 shares to be transferred to such third parties monthly beginning on September 14, 2023 and up to, and including, February 14, 2024, if the board of directors of the Company elects to further extend the deadline to consummate an initial Business Combination at or prior to such date, in each case, if such third parties continue to hold such Non-Redeemed Shares through the Special Meeting. As of December 31, 2023, the Company had extended the deadline four times, to January 14, 2024, resulting in an aggregate of 666,664 additional shares of Class B common stock held by the Sponsor being transferred to such third parties. As further described in Note 11 to the financial statements, in January and February 2024, the Sponsor approved two further monthly extensions to March 14, 2024, resulting in the full amount of 1,499,996 shares of Class B common stock held by the Sponsor being transferred to such third parties.

The Company accounted for the Non-Redemption Agreements in accordance with Staff Accounting Bulletin Topic 5T (“SAB Topic 5T”). The Company considered the Sponsor’s transfer of Class B common stock to the unaffiliated third parties in exchange for the Non-Redemption Agreements as a capital contribution by the Sponsor and recognized the excess fair value of the transferred Class B common stock as a financing expense on the statements of operations. The Company determined the excess fair value of the 1,166,664 shares of Class B common stock transferred to such third parties upon the consummation of the Extension to be $934,906.

Note 9.Fair Value Measurements

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in trust account	$44,709,805	$—	$—
Liabilities
Public Warrants	$287,500	$—	$—
Private Placement Warrants	$—	$293,000	$—

	December 31,2022
	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in trust account	$237,984,513	$—	$—
Liabilities
Public Warrants	$261,050	$—	$—
Private Placement Warrants	$—	$266,000	$—

At December 31, 2023 and 2022, the Company’s warrant liability was valued at $580,500 and $527,050, respectively. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. The fair value of the Public Warrants and Private Placement Warrants are subject to re-measurement at each balance sheet date. With each re-measurement, the Public Warrants and Private Placement Warrants are adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information for the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

		Private		Share
	Public	Placement	Warrant	Redemptions
	Warrants	Warrants	Liability	Payable
Derivative warrant liabilities as of December 31,2021	$8,521,000	$8,695,000	$17,216,000	$—
Change in fair value	(8,259,950)	(8,429,000)	(16,688,950)	—
Derivative warrant liabilities as of December 31, 2022	261,050	266,000	527,050	—
Establishment of share repurchase liability	—	—	—	197,694,657
Share repurchase payment	—	—	—	(197,694,657)
Change in fair value	26,450	27,000	53,450	—
Derivative warrant liabilities as of December 31, 2023	$287,500	$293,000	$580,500	$—

Measurement

The Company established the initial fair value for the warrants on December 14, 2021, the date of the consummation of the Company’s IPO. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and

Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. As of December 31, 2023, the Public Warrants have detached from the Units and are separately tradable on the New York Stock Exchange (PORT.W). The closing price of the Public Warrants was utilized in determining the fair value of the Public Warrants as of December 31, 2023.

The key inputs into the Monte Carlo simulation formula used to value the Private Placement Warrants were as follows at December 31, 2023 and 2022:

	December 31,
Inputs:	2023	2022
Common stock price	$10.64	$10.18
Exercise price	$11.50	$11.50
Risk-free rate of interest	3.81%	3.95%
Volatility	0.00%	0.00%
Term	5.21	5.25
Warrant to buy one share (adjusted for the probability of dissolution)	$0.03	$0.02
Dividend yield	0.00%	0.00%

Non-recurring Fair Value Measurements

On May 25, 2023, the Company and the Sponsor entered into Non-Redemption Agreements with unaffiliated third parties (see Note 8). The Company accounts for the excess fair value of the Class B shares transferred from the Sponsor to the unaffiliated third parties as a capital contribution by the Sponsor and recorded a financing expense in accordance with SAB Topic 5T. The Company estimated the fair value of the 500,000 Class B shares transferred upon the consummation of the extension of the deadline to complete a business combination from June 14, 2023 to September 14, 2023 at $387,000, or $0.77 per share. In connection with the subsequent extensions to January 14, 2024, the Sponsor transferred an additional 666,664 Class B shares to the unaffiliated third parties under the terms of the Non-Redemption Agreements. The Company estimated the fair value of the 166,666 Class B shares transferred at $0.82 to $0.83 per share.

The fair value of the Class B shares was determined by multiplying the underlying stock price of the Company’s Class A common stock by the estimated probability of an Initial Business Combination and applying a discount for lack of marketability (“DLOM”). The Company utilized June 9, 2023, the date of the consummation of the Extension, as the measurement date for the transfer of the 500,000 Class B shares and September 30, 2023, October 11, 2023, November 14, 2023 and December 13, 2023 as the measurement dates for the transfer of the 166,666 Class B shares (666,664 Class B shares in the aggregate) transferred in connection with the Subsequent Extensions, respectively.

The following are the key inputs into the calculations at the measurement dates:

	June 9,	September 30,	October 11,	November 14,	December 13,
Inputs:	2023	2023	2023	2023	2023
Common stock price	$10.54	$10.56	$10.57	$10.60	$10.62
Estimated probability of an Initial Business Combination	10.00%	10.00%	10.00%	10.00%	10.00%
Estimated volatility	76.56%	65.96%	64.90%	63.91%	65.52%
Risk-free rate	5.10%	5.39%	5.31%	5.17%	4.88%
Time to expiration	1.00	1.00	1.00	1.00	1.00

Note 10.Income Taxes

The Company’s net deferred tax assets at December 31, 2023 and 2022 is as follows:

	December 31,
	2023	2022
Deferred tax assets:
Capitalized start-up costs	$877,440	$579,901
Net operating loss carryforward	39,845	—
Total deferred tax assets	917,285	579,901
Valuation allowance	(861,760)	(211,887)
Net deferred tax assets	55,525	368,014

Deferred tax liabilities:
Accrued dividends on marketable securities held in Trust Account	(55,525)	(368,014)
Total deferred tax liabilities	(55,525)	(368,014)
Net deferred tax assets (liabilities)	$—	$—

The income tax provision for the years ended December 31, 2023 and 2022 consists of the following:

	December 31,
	2023	2022
Current expense (benefit)
Federal	$1,319,280	$362,282
State	—	—
Deferred expense (benefit)
Federal	(457,790)	17,037
State	(192,083)	(13,143)
Change in Valuation Allowance	649,873	(3,894)
Income tax provision	$1,319,280	$362,282

As of December 31, 2023 and 2022, the Company has federal net operating loss carryforwards of $0 and $0, respectively, that may be carried forward indefinitely. As of December 31, 2023 and 2022, the Company has gross state net operating loss carryforwards of $570,536 and $0, respectively, which begin to expire in 2041.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2023 and 2022, the change in the valuation allowance was $649,873 and $3,894, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2023 and 2022 is as follows:

	December 31,
	2023	2022
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	(4.74)%	(0.07)%
Change in fair value of warrant liabilities	0.28%	(18.95)%
Change in valuation allowance	16.05%	(0.02)%
Income tax provision	32.59%	1.96

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value in warrants and the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the years ended December 31, 2023 and 2022 remain open and subject to examination. The Company considers Delaware to be a significant state tax jurisdiction.

Note 11.Subsequent Events

In January and February 2024, the board of directors of the Company approved two further monthly extensions of the date by which the Company must consummate an initial business combination from January 14, 2024 to February 14, 2024, and then from February 14, 2024 to March 14, 2024. In connection with each of these extensions, the Sponsor transferred 166,666 shares of the Company’s Class B common stock held by the Sponsor to unaffiliated third parties in accordance with those certain voting and non-redemption agreements previously entered into between the Sponsor and such third parties.

On January 19, 2024, the Company paid $1,450,000 for 2023 estimated federal income taxes and $362,282 for outstanding 2022 federal income taxes.

On January 23, 2024, the board of directors of the Company adopted the Southport Acquisition Corporation Clawback Policy (the “Clawback Policy”) in order to comply with Section 10D of the Exchange Act, Rule 10D-1 of the Exchange Act (“Rule 10D-1”) and the listing standards of the New York Stock Exchange (collectively, the “Clawback Rules”). The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from current and former executive officers of the Company, as determined in accordance with the Clawback Rules, in the event that the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws.

On March 14, 2024, the Company held a special meeting of stockholders to vote upon a proposal to further extend the deadline to complete the initial business combination from March 14, 2024 to December 14, 2024. At the special meeting, the Company’s stockholders approved the extension proposal. In connection with the vote, the holders of 2,986,952 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.79 per share of Class A common stock, for an aggregate redemption amount of $32,214,591. As a result of the redemptions, 1,163,113 shares of Class A common stock were issued and outstanding and subject to possible redemption.

On March 21, 2024, the Company received correspondence from the staff of the NYSE Regulation (the “Staff”) of the New York Stock Exchange (the “NYSE”) indicating that the Staff has determined to commence proceedings to delist the Company’s (i) Class A common stock, (ii) Public Warrants, and (iii) Units from the NYSE pursuant to Section 802.01 of the NYSE’s Listed Company Manual because the Company had fallen below the NYSE’s continued listing standard requiring a listed acquisition company to maintain an average aggregate global market capitalization attributable to its publicly held shares over a consecutive 30 trading day period of at least $40,000,000.

The Company has a right to a review of this determination by a Committee of the Board of Directors of the NYSE. The NYSE will apply to the Securities and Exchange Commission to delist the Class A common stock, Public Warrants and Units upon completion of all applicable procedures, including any appeal by the Company of the Staff’s decision.

Trading in the Class A common stock, Public Warrants and Units on the NYSE was suspended on March 21, 2024. Beginning on March 22, 2024, the Class A common stock, Public Warrants and Units are quoted and traded in the over-the-counter market under the ticker symbols “PORT,” “PORT.W” and “PORT.U,” respectively.

The Company intends to seek a listing of its securities on the Nasdaq Stock Market prior to or in connection with the consummation of any Business Combination the Company may seek to consummate, but there can be no assurance that the Company will be able to complete such alternative listing or when such listing would occur. As previously announced, following the implementation of an extension amendment on March 14, 2024, the Company has until December 14, 2024 to complete an initial Business Combination. If the Company does not complete an initial Business Combination by such date, it will, as promptly as reasonably possible, but not more than ten business days thereafter redeem the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to the Company to pay its tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1, 2024	Southport Acquisition Corporation

	By:	/s/ Jeb Spencer
Name: Jeb Spencer
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeb Spencer	Chief Executive Officer and Director
Jeb Spencer	(Principal Executive Officer and Principal Financial and Accounting Officer)	April 1, 2024

/s/ Jared Stone	Chairman of the Board of Directors	April 1, 2024
Jared Stone

/s/ Sigmund Anderman	Director	April 1, 2024
Sigmund Anderman

/s/ Matthew Hansen	Director	April 1, 2024
Matthew Hansen

/s/ Jennifer Nuckles	Director	April 1, 2024
Jennifer Nuckles

/s/ Cathleen Schreiner Gates	Director	April 1, 2024
Cathleen Schreiner Gates

/s/ David Winfield	Director	April 1, 2024
David Winfield