Form 10-Q
period 2024-03-31
Southport Acquisition Corp
filed 2024-05-15
CIK 1865200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number 001-41150

Southport Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	85-3483780 (I.R.S. Employer Identification Number)

8 Bolling Place Greenwich, CT (Address of principal executive offices)	06830 (Zip Code)

Registrant’s telephone number, including area code: (917) 503-9722

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one warrant	PORTU	None(1)
Class A common stock, par value $0.0001 per share	PORT	None(1)
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50, subject to adjustment	PORTW	None(1)

(1) On April 8, 2024, the New York Stock Exchange (the “NYSE”) filed a Form 25 to delist the Company’s Class A common stock, $0.0001 par value per share (“Class A Common Stock”), warrants, with each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50, subject to adjustment (“Warrants”) and units, each consisting of one share of Class A Common Stock and one-half of one Warrant (“Units”) and remove such securities from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The delisting became effective 10 days after the filing of the Form 25. The deregistration of the Company’s Class A Common Stock, Warrants and Units under Section 12(b) of the Exchange Act will become effective 90 days after the Form 25 filing. Upon deregistration of the Company’s securities under Section 12(b) of the Exchange Act, the Company’s securities will remain registered under Section 12(g) of the Exchange Act. The Company’s Class A Common Stock, Warrants and Units began trading on the OTC Pink Marketplace on or about March 22, 2024 under the symbols “PORT”, “PORTW” and “PORTU”, respectively.

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

As of May 15, 2024, there were 5,363,113 shares of Class A common stock and 1,550,000 shares of Class B common stock of the registrant issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHPORT ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31,
	(unaudited)	2023
ASSETS
Current Assets:
Cash	$523,168	$2,171,553
Prepaid expenses	130,720	—
Total Current Assets	653,888	2,171,553
Non-Current Assets:
Marketable securities held in Trust Account	12,566,002	44,709,805
Total Non-current Assets	12,566,002	44,709,805
TOTAL ASSETS	$13,219,890	$46,881,358

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$341,721	$2,251,823
Accounts payable	159,059	99,468
Accrued offering costs	184,047	184,047
Due to related party	270,590	236,233
Administrative support fee – related party	276,500	231,500
Excise tax liability	2,299,092	1,976,947
Total Current Liabilities	3,531,009	4,980,018
Non-current liabilities:
Warrant liability	132,550	580,500
Total Non-current Liabilities	132,550	580,500
TOTAL LIABILITIES	3,663,559	5,560,518

Commitments and Contingencies (Note 8)

Class A common stock subject to possible redemption; 200,000,000 shares authorized; 1,163,113 and 4,150,065 shares issued and outstanding subject to possible redemption at redemption value as of March 31, 2024 and December 31, 2023, respectively	12,566,002	44,709,805

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,200,000 issued and outstanding (excluding 1,163,113 shares subject to possible redemption) as of March 31, 2024 and 4,200,000 issued and outstanding (excluding 4,150,065 shares subject to possible redemption) as of December 31, 2023	420	420
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1,550,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	155	155
Additional paid-in capital	711,684	760,971
Accumulated deficit	(3,721,930)	(4,150,511)
Total Stockholders’ Deficit	(3,009,671)	(3,388,965)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$13,219,890	$46,881,358

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended
	March 31,
	2024	2023
Operating costs:
Insurance expense	$95,151	$129,063
Administrative expenses	106,749	22,092
Administrative expenses – related party	45,000	—
Legal and accounting expenses	60,546	76,671
Franchise tax expense	75,874	49,315
Listing fees	21,250	—
Bank fees	2,004	1,637
Total expenses	406,574	278,778
Loss from operations	(406,574)	(278,778)

Other income (expense):
Change in fair value of warrant liability	447,950	(542,100)
Non-redemption agreement expense	(274,973)	—
Dividend income on marketable securities held in Trust Account	559,907	2,525,300
Other income	732,884	1,983,200
Income before provision for income taxes	326,310	1,704,422
Provision for income taxes	(64,703)	(519,957)
Net income	$261,607	$1,184,465

Weighted average shares outstanding of redeemable Class A common stock	3,592,063	23,000,000

Basic and diluted net income per share, redeemable Class A common stock (see Note 2)	$0.04	$0.06

Weighted average shares outstanding of non-redeemable Class A and Class B common stock	5,750,000	5,750,000

Basic and diluted net income (loss) per share, non-redeemable Class A and Class B common stock (see Note 2)	$0.02	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A common stock
	Subject to possible						Additional		Total
	Redemption		Class A common stock		Class B common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	4,150,065	$44,709,805	4,200,000	$420	1,550,000	$155	$760,971	$(4,150,511)	$(3,388,965)
Sponsor capital contribution for non-redemption agreements	—	—	—	—	—	—	274,973	—	274,973
Sponsor cash capital contribution	—	—	—	—	—	—	235,647	—	235,647
Redemption of Class A common stock	(2,986,952)	(32,214,591)	—	—	—	—	—	—	—
Excise tax liability	—	—	—	—	—	—	—	(322,145)	(322,145)
Trust Account withdrawal for tax payments	—	(489,119)	—	—	—	—	—	489,119	489,119
Remeasurement of Class A common stock subject to possible redemption	—	559,907	—	—	—	—	(559,907)	—	(559,907)
Net income	—	—	—	—	—	—	—	261,607	261,607
Balance – March 31, 2024	1,163,113	$12,566,002	4,200,000	$420	1,550,000	$155	$711,684	$(3,721,930)	$(3,009,671)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

	Class A common stock
	Subject to possible						Additional		Total
	Redemption		Class A common stock		Class B common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	23,000,000	$237,984,513	—	$—	5,750,000	$575	$—	$(1,457,152)	$(1,456,577)
Remeasurement of Class A common stock subject to possible redemption	—	2,525,300	—	—	—	—	—	(2,525,300)	(2,525,300)
Net income	—	—	—	—	—	—	—	1,184,465	1,184,465
Balance – March 31, 2023	23,000,000	240,509,813	—	—	5,750,000	575	$—	(2,797,987)	(2,797,412)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months
	Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$261,607	$1,184,465
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accrued dividend on marketable securities held in Trust Account	(175,923)	(912,193)
Change in fair value of warrant liabilities	(447,950)	542,100
Non-redemption agreement expense	274,973	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,850,511)	635,536
Administrative support fee – related party	45,000	—
Due to related party	34,357	—
Prepaid expenses	(130,720)	129,062
Net cash (used in) provided by operating activities	(1,989,167)	1,578,970

Cash Flows from Investing Activities:
Purchases of marketable securities held in Trust Account	(383,984)	(1,613,107)
Proceeds from marketable securities held in Trust Account	32,703,710	—
Net cash provided by (used in) investing activities	32,319,726	(1,613,107)

Cash Flows from Financing Activities:
Payment to Class A common stockholders for redemptions	(32,214,591)	—
Cash capital contribution from Sponsor	235,647	—
Net cash (used in) financing activities	(31,978,944)	—

Net Change in Cash	(1,648,385)	(34,137)
Cash – Beginning of period	2,171,553	50,858
Cash – End of period	$523,168	$16,721

Supplemental Non-Cash Investing and Financing Activities:
Remeasurement of Class A common stock subject to possible redemption	$559,907	$2,525,300
Trust Account withdrawal for tax payments	$489,119	$—
Excess fair value of Class B common stock transferred by Sponsor	$274,973	$—
Excise tax liability	$322,145	$—
Supplemental Cash Flow Information:
Cash paid for taxes	$2,201,810	$—

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

As of March 31, 2024, the Company had not yet commenced any operations. All activity from inception through March 31, 2024 related to the Company’s formation, initial public offering (the “IPO”), and pursuit of a target company to effect a Business Combination.

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

Prior to March 31, 2024, the board of directors of the Company approved six monthly extensions to extend the time the Company had to consummate an initial Business Combination from September 14, 2023 to March 14, 2024. In connection with each of the six monthly extensions, the Sponsor transferred 166,666 shares of the Company’s Class B common stock held by the Sponsor to unaffiliated third parties in accordance with the Non-Redemption Agreements.

In addition, on March 14, 2024, the Company’s stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation to further extend the time that the Company has to consummate its initial Business Combination from March 14, 2024 to December 14, 2024.

In connection with the vote to extend the time that the Company has to consummate its initial Business Combination from March 14, 2024 to December 14, 2024, the holders of 2,986,952 shares of Class A common stock properly exercised their right to redeem their shares for an aggregate redemption amount of $32,214,591, resulting in 1,163,113 shares of Class A common stock issued and outstanding and subject to possible redemption. Accordingly, as of March 31, 2024, there were 5,363,113 shares of Class A common stock issued and outstanding (including 1,163,113 shares of Class A common stock subject to possible redemption) and $12,566,002 held in the Trust Account.

Risks and Uncertainties

Management is currently evaluating the impact of the Russia-Ukraine war, the war in Israel, interest rate fluctuations, and the recently adopted Securities and Exchange Commission (the “SEC”) rules and amendments affecting special purpose acquisition corporations like the Company, and has concluded that while it is reasonably possible that such matters could have a negative effect on the Company’s financial position, cash flows, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of March 31, 2024. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On July 7, 2023, 18,849,935 shares of Class A common stock were redeemed by the Company’s stockholders for a total of $197,694,657 in connection with the stockholder vote to approve the Company’s Extension Amendment Proposal. On March 14, 2024, 2,986,952 shares of Class A common stock were redeemed by the Company’s stockholders for a total of $32,214,591 in connection with the stockholder vote to further extend the time that the Company has to consummate its initial Business Combination from March 14, 2024 to December 14, 2024. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists, the likelihood that the future events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing an initial Business Combination as of March 31, 2024 and determined that a contingent liability should be calculated and recorded. As of March 31, 2024, the Company recorded $2,299,092 of excise tax liability calculated as 1% of shares redeemed.

Going Concern

As of March 31, 2024 and December 31, 2023, the Company had cash of $523,168 and $2,171,553, respectively, and working capital deficit of $2,877,121 and $2,808,465, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements are issued. Management plans to address this uncertainty through capital contributions or working capital loans whereby, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors can, but are not obligated to, loan the Company funds as may be required (see Note 5). However, there is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 1, 2024, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2023 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $523,168 and $2,171,553 of cash and no cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

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

In connection with the stockholder vote to further extend the time that the Company has to consummate its initial Business Combination from March 14, 2024 to December 14, 2024, the holders of 2,986,952 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.79 per share of Class A common stock, for an aggregate redemption amount of $32,214,591. The Trustee redeemed the $32,214,591 of marketable securities held in the Trust Account to pay the holders redeeming 2,986,952 shares of Class A common stock on March 27, 2024.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of March 31, 2024 and December 31, 2023, derivative liabilities are comprised of the warrant liability of $132,550 and $580,500, respectively.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2024 and December 31, 2023, 1,163,113 and 4,150,065 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On June 9, 2023, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share of Class A common stock, for an aggregate redemption amount of $197,694,657. On March 14, 2024, the holders of 2,986,952 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.79 per share of Class A common stock, for an aggregate redemption amount of $32,214,591. For the three months ended March 31, 2024, the Company has recorded accretion of $559,907.

As of March 31, 2024 and December 31, 2023, the Class A common stock, classified as temporary equity in the condensed balance sheets, are reconciled in the following tables:

Class A common stock subject to possible redemption, December 31, 2022	237,984,513
Remeasurement of Class A common stock subject to possible redemption	6,707,678
Share redemptions payable	(197,694,657)
Trust Account withdrawal for tax payments	(2,287,729)
Class A common stock subject to possible redemption, December 31, 2023	44,709,805
Redemption of Class A common stock	(32,214,591)
Trust Account withdrawal for tax payments	(489,119)
Remeasurement of Class A common stock subject to possible redemption	559,907
Class A common stock subject to possible redemption, March 31, 2024	$12,566,002

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024.

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The condensed statements of operations include a presentation of income per Class A redeemable common stock and income (loss) per non-redeemable common stock following the two-class method of income (loss) per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total income allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using the weighted average shares outstanding ratio for the Class A redeemable common stock and for the non-redeemable Class A and Class B common stock for the three months ended March 31, 2024 as a result of shareholder redemptions. For the three months ended March 31, 2023, the Company split the amount to be allocated using a ratio of 80% for the Class A redeemable common stock and 20% for the non-redeemable common stock, reflective of the respective participation rights.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

For the Three Months Ended
March 31, 2024
Net income	$261,607
Plus: Trust Account withdrawals for tax payments	489,119
Less: Remeasurement of Class A redeemable shares to redemption value	(559,907)
Net income including accretion of Class A redeemable shares to redemption value	$190,819

	For the Three Months Ended
	March 31, 2024
	Class A	Class A and Class B
	Redeemable Shares	Non-redeemable shares	Total
Total number of shares	1,163,113	5,750,000	6,913,113
Weighted average shares ratio	38%	62%	100%

Net income allocated based on weighted average shares ratio	$100,589	$161,018	$261,607

Plus: Trust Account withdrawals for tax payments based on weighted average shares ratio	188,068	301,051	489,119
Less: Remeasurement of Class A redeemable shares to redemption value based on weighted average shares ratio	(215,286)	(344,621)	(559,907)
Less: Accretion applicable to Trust Account withdrawals for tax payments	(489,119)	—	(489,119)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	559,907	—	559,907
Total income based on weighted average shares ratio	$144,159	$117,448	$261,607

Weighted average shares outstanding	3,592,063	5,750,000
Basic and diluted net income per share	$0.04	$0.02

For the Three
Months Ended
March 31, 2023
Net income	$1,184,465
Less: Remeasurement of Class A redeemable shares to redemption value	(2,525,300)
Net loss excluding accretion of Class A redeemable shares to redemption value	$(1,340,835)

	For the Three Months Ended
	March 31, 2023
	Class A Redeemable Shares	Class A and Class B Non-redeemable shares	Total
Total number of shares	23,000,000	5,750,000	28,750,000
Ownership percentage	80%	20%	100%

Net income allocated based on ownership percentage	947,572	236,893	1,184,465

Less: Remeasurement of Class A redeemable shares to redemption value based on ownership percentage	(2,020,240)	(505,060)	(2,525,300)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	2,525,300	—	2,525,300
Total income (loss) based on ownership percentage	$1,452,632	$(268,167)	$1,184,465

Weighted average shares outstanding	23,000,000	5,750,000
Basic and diluted net income (loss) per share	$0.06	$(0.05)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2024, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Upon the closing of the IPO on December 14, 2021, $234,600,000 ($10.20 per Unit sold in the IPO) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account. The amounts held in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of March 31, 2024 and December 31, 2023, $12,566,002 and $44,709,805 was held in the Trust Account, respectively. In addition, as of March 31, 2024 and December 31, 2023, $523,168 and $2,171,553 of cash was not held in the Trust Account and is available for working capital purposes, respectively.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2024 and 2023, no Working Capital Loans were outstanding.

Due to Related Party

The Sponsor has made tax payments, payments to various vendors on behalf of the Company, and transferred funds to the Company. As of March 31, 2024 and December 31, 2023, the Company owed $270,590 and $236,233, respectively.

Administrative Support Agreement

Commencing on December 10, 2021 and until completion of the Company’s initial Business Combination or liquidation, the Company is required to pay the Sponsor $15,000 per month for administrative support and services. The Company pays the Sponsor for rent and costs incurred under the administrative support and services agreement. For the three months ended March 31, 2024 and 2023, the Company has paid $0 and $10,500 under the agreement, respectively. The Company has accrued $276,500 and $231,500 related to the unpaid amounts under the administrative support agreement as of March 31, 2024 and December 31, 2023, respectively, which is recorded to administrative support fee – related party liability on the balance sheets. The Sponsor will not be paid for any unpaid amounts in the event an initial business combination is not consummated.

Sponsor Cash Capital Contribution

As of March 31, 2024, the Sponsor made capital contributions of $1,035,647 to the Company to fund outstanding payments to the Company’s vendors. The Sponsor made $235,647 and $0 of contributions for the three months ended March 31, 2024 and 2023, respectively. The Sponsor intends to continue providing cash to satisfy working capital obligations as needed through capital contributions. The Company has recorded the cash received from the Sponsor as a capital contribution in additional paid-in capital.

Note 6.Stockholders’ Equity

Preferred stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. On May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the Sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock, resulting in an aggregate of 27,200,000 shares of Class A common stock issued and outstanding, of which 4,200,000 shares were held by the Sponsor and not subject to possible redemption and 23,000,000 shares were subject to possible redemption. On June 9, 2023, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for cash in connection with the vote on the Extension Amendment Proposal, resulting in 4,150,065 shares of Class A common stock issued and outstanding and subject to possible redemption. On March 13, 2024, the holders of 2,986,952 shares of Class A common stock properly exercised their right to redeem their shares for cash in connection with the vote to extend the time that the Company has to complete an initial Business Combination from March 14, 2024 to December 14, 2024, resulting in 1,163,113 shares of Class A common stock issued and outstanding and subject to possible redemption. Accordingly, at March 31, 2024 and December 31, 2023, there were 5,363,113 and 8,350,065 shares of Class A common stock issued and outstanding, including 1,163,113 and 4,150,065 shares of Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value, common stock. Holders of the Company’s common stock are entitled to one vote for each share. On May 27, 2021, the Company issued an aggregate of 7,187,500 shares of Class B common stock to the Sponsor for a purchase price of $25,000. On November 25, 2021, the Sponsor surrendered 1,437,500 shares of Class B common stock for no consideration, resulting in there being an aggregate of 5,750,000 shares of Class B common stock outstanding. On May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the Sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock, resulting in an aggregate of 1,550,000 shares of Class B common stock issued and outstanding. Accordingly, as of March 31, 2024 and December 31, 2023, there were 1,550,000 shares of Class B common stock issued and outstanding.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the issuance of the warrants at the closing of this offering. Accordingly, the Company classifies each warrant as a liability at its fair value. The Public Warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined with the assistance of a professional independent valuation firm. The warrant liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. There has been no change in the classification of the warrants as of March 31, 2024.

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

As of March 31, 2024, the Company had extended the deadline six times, to March 14, 2024, resulting in a total of 1,499,996 shares of Class B common stock being transferred to such third parties.

The Company accounted for the Non-Redemption Agreements in accordance with Staff Accounting Bulletin Topic 5T (“SAB Topic 5T”). The Company considered the Sponsor’s transfer of Class B common stock to the unaffiliated third parties in exchange for the Non-Redemption Agreements as a capital contribution by the Sponsor, and recognized the excess fair value of the transferred Class B common stock as a non-redemption agreement expense on the condensed statements of operations. The Company determined the excess fair value of the 1,499,996 shares of Class B common stock transferred to such third parties upon the consummation of the Extension to be $1,209,879.

Note 9.Fair Value Measurements

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2024, and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2024
	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in trust account	$12,566,002	$—	$—
Liabilities:
Public Warrants	$65,550	$—	$—
Private Placement Warrants	$—	$67,000	$—

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in trust account	$44,709,805	$—	$—
Liabilities:
Public Warrants	$287,500	$—	$—
Private Placement Warrants	$—	$293,000	$—

At March 31, 2024, and December 31, 2023, the Company’s warrant liability was valued at $132,550 and $580,500. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information for the three months ended March 31, 2024, and 2023, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Private Placement Warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

	For the Three Months Ended March 31, 2024
		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities as of December 31, 2023	$287,500	$293,000	$580,500
Change in fair value	(221,950)	(226,000)	(447,950)
Derivative warrant liabilities as of March 31, 2024	$65,550	$67,000	$132,550

	For the Three Months Ended March 31, 2023
		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities as of December 31, 2022	$261,050	$266,000	$527,050
Change in fair value	269,100	273,000	542,100
Derivative warrant liabilities as of March 31, 2023	$530,150	$539,000	$1,069,150

Measurement

The Company established the initial fair value for the warrants on December 14, 2021, the date of the consummation of the Company’s IPO. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. As of March 31, 2024, the Public Warrants have detached from the Units and are separately tradable on the over-the-counter markets. The closing price of the Public Warrants was utilized in determining the fair value of the Public Warrants as of March 31, 2024.

The key inputs into the Monte Carlo simulation formula used to value the Private Placement Warrants were as follows at March 31, 2024 and 2023:

	March 31,
Inputs:	2024	2023
Common stock price	$10.80	$10.40
Exercise price	$11.50	$11.50
Risk-free rate of interest	4.16%	3.56%
Volatility	0.00%	0.00%
Term	5.71	5.17
Warrant to buy one share	$0.01	$0.05
Dividend yield	0.00%	0.00%

Non-recurring Fair Value Measurements

On May 25, 2023, the Company and the Sponsor entered into Non-Redemption Agreements with unaffiliated third parties (see Note 8). The Company accounts for the excess fair value of the Class B shares transferred from the Sponsor to the unaffiliated third parties as a capital contribution by the Sponsor and recorded a non-redemption agreement expense in accordance with SAB Topic 5T. The Company estimated the fair value of the 500,000 Class B shares transferred upon the consummation of the Extension at $387,000, or $0.77 per share. In connection with the subsequent extensions to March 14, 2024, the Sponsor transferred an additional 999,996 Class B shares to the unaffiliated third parties under the terms of the Non-Redemption Agreements. The Company estimated the fair value of the 999,996 Class B shares transferred at $0.82 to $0.83 per share.

The fair value of the Class B shares was determined by multiplying the underlying stock price of the Company’s Class A common stock by the estimated probability of an Initial Business Combination and applying a discount for lack of marketability (“DLOM”). The Company utilized June 9, 2023, the date of the consummation of the Extension, as the measurement date for the transfer of the 500,000 Class B shares and September 30, 2023, October 11, 2023, November 14, 2023, December 13, 2023, January 12, 2024 and February 14, 2024 as the measurement dates for the transfer of the 166,666 Class B shares (999,996 Class B shares in the aggregate) transferred in connection with the subsequent extensions, respectively.

The following are the key inputs into the calculations at the measurement dates:

	June 9,	September 30,	October 11,	November 14,	December 13,	January 12,	February 12,
Inputs:	2023	2023	2023	2023	2023	2024	2024
Common stock price	$10.54	$10.56	$10.57	$10.60	$10.62	$10.65	$10.73
Estimated probability of an Initial Business Combination	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%
Estimated volatility	76.56%	65.96%	64.90%	63.91%	65.52%	66.02%	64.40%
Risk-free rate	5.10%	5.39%	5.31%	5.17%	4.88%	4.60%	4.88%
Time to expiration	1.00	1.00	1.00	1.00	1.00	1.00	1.00

Note 10.Income Taxes

The Company utilized the discrete method for estimating its interim income tax provision. During the three months ended March 31, 2024 and 2023, the Company recorded an income tax provision of $64,703 and $519,957, respectively, and our effective tax rate was 19.83% and 30.51%, respectively. The effective tax rate differs from the Federal statutory tax rate of 21% due to changes in the fair value of warrant liabilities and valuation allowance on the deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of capitalized startup costs. The Company considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As such, the Company recorded a full valuation allowance against net deferred tax assets as of March 31, 2024.

Note 11. Subsequent Events

On April 8, 2024, the New York Stock Exchange (the “NYSE”) filed a Form 25 to delist the Company’s Class A common stock, $0.0001 par value per share (“Class A Common Stock”), warrants, with each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50, subject to adjustment (“Warrants”) and Units, each consisting of one share of Class A Common Stock and one-half of one Warrant and remove such securities from registration under Section 12(b) of the Exchange Act. The delisting became effective 10 days after the filing of the Form 25. The deregistration of the Company’s Class A Common Stock, Warrants and Units under Section 12(b) of the Exchange Act will become effective 90 days after the Form 25 filing. Upon deregistration of the Company’s securities under Section 12(b) of the Exchange Act, the Company’s securities will remain registered under Section 12(g) of the Exchange Act. The Company’s Class A Common Stock, Warrants and Units began trading on the OTC Pink Marketplace on or about March 22, 2024 under the symbols “PORT”, “PORTW” and “PORTU”, respectively.

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

Special Note Regarding Forward-Looking Statements

This quarterly report, including statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not a forward-looking statement. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying some of the important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the discussion under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2023 and our quarterly reports on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

As of March 31, 2024, the board of directors of the Company approved six monthly extensions from September 14, 2023 to March 14, 2024.

In connection with each of the six monthly extensions, the Sponsor transferred 166,666 shares of the Company’s Class B common stock held by the Sponsor to unaffiliated third parties in accordance with those certain voting and non-redemption agreements previously entered into between the Sponsor and such third parties.

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

As of March 31, 2024, we had not yet commenced any operations. All activity from inception through March 31, 2024 relates to our formation, our IPO and our pursuit of a target company with which to effect our initial business combination. The Company has selected December 31 as its fiscal year end.

Results of Operations and Known Trends or Future Events

Our entire activity from inception through March 31, 2024 relates solely to our formation, our IPO and, since the closing of our IPO, a search for a Business Combination candidate. We have not generated any operating revenues to date, and we will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net income of $261,607, which consisted of $559,907 dividend income on marketable securities held in the Trust Account and a $447,950 gain on the change in fair value of warrant liability and offset by a non-redemption agreement expense of $274,973 related to the excess fair value of Class B common stock transferred by the Sponsor, provision for income tax of $64,703, $60,546 in legal and accounting expenses, $75,874 of franchise tax expense, $151,749 of administrative expenses (of which $45,000 are due to related party), $95,151 of insurance expense, $21,250 of listing fees, and $2,004 of bank fees.

For the three months ended March 31, 2023, we had net income of $1,184,465, which consisted of $2,525,300 dividend income on marketable securities held in the Trust Account and offset by a $542,100 loss on the change in fair value of warrant liability, provision for income tax of $519,957, $76,671 in legal and accounting expenses, $49,315 of franchise tax expense, $22,092 of administrative expenses (of which $0 are due to related party), $129,063 of insurance expense, and $1,637 of bank fees.

Liquidity and Capital Resources

As of March 31, 2024 and December 31, 2023, we had cash of $523,168 and $2,171,553, respectively, and working capital deficit of $2,877,121 and $2,808,465, respectively.

As of March 31, 2024, net cash used in by operating activities was $1,989,167. Net income of $261,607 was increased by a non-redemption agreement expense of $274,973 related to the transfer of Class B shares by the Sponsor, and decreased by a $447,950 gain on the change in fair value of warrant liability, $175,923 of accrued dividends on marketable securities held in the Trust Account, and $1,901,874 decrease in changes in operating assets and liabilities.

As of March 31, 2023, net cash provided by operating activities was $1,578,970. Net income of $1,184,465 was increased by a $542,100 gain on the fair value of the warrant liability and a $764,598 increase in changes in operating assets and liabilities, and decreased by $912,193 of accrued dividends on marketable securities held in the Trust Account,

As of March 31, 2024, we had marketable securities held in the Trust Account of $12,566,002, consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of March 31, 2024, we had cash of $523,168 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Our management does not expect that we will be able to fund our liquidity requirements in the next 12 months from our current working capital. In order to fund the expected working capital deficiency or to finance transaction costs in connection with an intended initial Business Combination, our management plans to seek capital contributions or loans from our management team or our Sponsor or any of their respective affiliates. However, neither our management team nor our Sponsor or their respective affiliates are obligated to provide capital contributions or loan us these funds, and, as such, there is no assurance that we will be able to obtain sufficient loans to fund any working capital deficiency. If we receive such loans, up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the Private Placement Warrants. For the three months ended March 31, 2024, the Sponsor has provided $235,647 in cash through a capital contribution and no amounts through loans.

These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within 12 months from March 31, 2024.

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

On May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the Sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock, resulting in an aggregate of 27,200,000 shares of Class A common stock issued and outstanding, comprised of 4,200,000 shares of Class A common stock held by the Sponsor and not subject to possible redemption and 23,000,000 shares of Class A common stock subject to possible redemption. On June 9, 2023, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares in connection with the vote on the Extension Amendment Proposal for $197,694,657 in cash, resulting in 4,150,065 shares of Class A common stock issued and outstanding that are subject to possible redemption. On March 14, 2024, the holders of 2,986,952 shares of Class A common stock properly exercised their right to redeem their shares in connection with the vote to exted the time the Company has to complete its initial Business Combination from March 14, 2024 to December 14, 2024 for $32,214,591 in cash, resulting in 1,163,113 shares of Class A common stock issued and outstanding that are subject to possible redemption.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2024 or December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2024 or December 31, 2023.

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

Non-redemption Agreements

On May 25, 2023, the Company and the Sponsor entered into Non-Redemption Agreements with unaffiliated third parties in exchange for such third parties agreeing (i) not to redeem an aggregate of 4,000,000 shares of Class A common stock sold in its initial public offering (the “Non-Redeemed Shares”) in connection with the Special Meeting and (ii) to vote in favor of the Extension Amendment Proposal and the Extension at the Special Meeting (other than with respect to certain shares acquired or to be acquired pursuant to the Non-Redemption Agreements). In exchange for the foregoing commitments, the Sponsor has agreed to transfer to such third parties an aggregate of up to 1,499,996 shares of Class B common stock held by the Sponsor, with 500,000 of such shares to be transferred to such third parties promptly upon consummation of the Extension, and an additional 166,666 shares to be transferred to such third parties monthly beginning on September 14, 2023 and up to, and including, February 14, 2024, if the board of directors of the Company elects to further extend the deadline to consummate an initial Business Combination at or prior to such date, in each case, if such third parties continue to hold such Non-Redeemed Shares through the Special Meeting. As of March 31, 2024, the Company had extended the deadline to complete the business combination six times, to March 14, 2024, resulting in a total of 1,499,996 shares of Class B common stock being transferred to such third parties.

The Company accounted for the Non-Redemption Agreements in accordance with Staff Accounting Bulletin Topic 5T (“SAB Topic 5T”). The Company considered the Sponsor’s transfer of Class B common stock to the unaffiliated third parties in exchange for the Non-Redemption Agreements as a capital contribution by the Sponsor, and recognized the excess fair value of the transferred Class B common stock as a non-redemption agreement expense on the condensed statements of operations for the three months ended March 31, 2024. The Company determined the excess fair value of the 1,499,996 Class B shares transferred to such third parties to be $1,209,879.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of March 31, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer who also acts as our principal accounting officer, the effectiveness of our disclosure controls and procedures as of March 31, 2024, pursuant to Rule 13a 15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, related to the fact that the Company has not yet designed and maintained effective controls relating to the presentation of our statement of cash flows and recognition of excise tax liability.

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, as of December 31, 2022, we identified a material weakness related to the fact that we had not yet designed and maintained effective controls relating to the presentation of our statements of cash flows, which continues to exist as of March 31, 2024. In addition, as previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, as of December 31, 2023, we identified a material weakness related to the fact that we had not yet designed and maintained effective controls relating to the recognition of excise tax liability within our financial statements, which continues to exist as of March 31, 2024.

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this quarterly report are any of the risks described in our annual report on Form 10-K for the year ended December 31, 2023 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the quarter ended March 31, 2024.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended March 31, 2024

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

May 15, 2024	Southport Acquisition Corporation

	By:	/s/ Jeb Spencer
Name: Jeb Spencer
Title: Chief Executive Officer (and Principal Financial Officer)