Form 10-Q
period 2024-09-30
Southport Acquisition Corp
filed 2024-11-14
CIK 1865200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to           .

Commission File Number 001-41150

Southport Acquisition Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-3483780 (I.R.S. Employer Identification Number)

268 Post Road Suite 200 Fairfield, CT (Address of principal executive offices)	06824 (Zip Code)

Registrant’s telephone number, including area code: (917) 503-9722

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one warrant	PORTU	OTC
Class A common stock, par value $0.0001 per share	PORT	OTC
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50, subject to adjustment	PORTW	OTC

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

As of November 14, 2024, there were 4,237,987 shares of Class A common stock and 1,550,000 shares of Class B common stock of the registrant issued and outstanding.

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023	2
	Condensed Consolidated Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the three and nine months ended September 30, 2024 and 2023	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	32
Item 4.	Controls and Procedures	32
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	34
Item 1A.	Risk Factors.	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	34
Item 3.	Defaults Upon Senior Securities.	35
Item 4.	Mine Safety Disclosures.	35
Item 5.	Other Information.	35
Item 6.	Exhibits.	35

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHPORT ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31,
	(unaudited)	2023
ASSETS
Current Assets:
Cash	$517,975	$2,171,553
Prepaid expenses	131,004	—
Total Current Assets	648,979	2,171,553
Non-Current Assets:
Marketable securities held in Trust Account	12,895,117	44,709,805
Total Non-current Assets	12,895,117	44,709,805
TOTAL ASSETS	$13,544,096	$46,881,358

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$544,188	$2,251,823
Accounts payable	150,649	99,468
Accrued offering costs	184,047	184,047
Due to related party	270,590	236,233
Administrative support fee – related party	366,500	231,500
Excise tax liability	2,299,092	1,976,947
Total Current Liabilities	3,815,066	4,980,018
Non-current liabilities:
Warrant liability	1,856,000	580,500
Total Non-current Liabilities	1,856,000	580,500
TOTAL LIABILITIES	5,671,066	5,560,518

Commitments and Contingencies (Note 8)

Class A common stock subject to possible redemption; 200,000,000 shares authorized; 1,163,113 and 4,150,065 shares issued and outstanding subject to possible redemption at redemption value as of September 30, 2024 and December 31, 2023, respectively	12,895,117	44,709,805

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,200,000 issued and outstanding (excluding 1,163,113 shares subject to possible redemption) as of September 30, 2024 and 4,200,000 issued and outstanding (excluding 4,150,065 shares subject to possible redemption) as of December 31, 2023	420	420
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1,550,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	155	155
Additional paid-in capital	700,150	760,971
Accumulated deficit	(5,722,812)	(4,150,511)
Total Stockholders’ Deficit	(5,022,087)	(3,388,965)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$13,544,096	$46,881,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating costs:
Insurance expense	$25,813	$—	$201,102	$227,594
Administrative expense	11,000	7,845	124,828	128,248
Administrative expense – related party	45,000	—	135,000	—
Legal and accounting expenses	87,371	56,330	230,702	211,771
Franchise tax expense	51,268	50,411	177,142	149,589
Listing fees	21,250	21,250	63,750	63,750
Bank fees	368	1,927	3,848	5,726
Other operating costs	3,108	—	3,108	—
Total expenses	245,178	137,763	939,480	786,678
Loss from operations	(245,178)	(137,763)	(939,480)	(786,678)

Other income (loss):
Change in fair value of warrant liability	(1,392,000)	(325,000)	(1,275,500)	(725,950)
Non-redemption agreement expense	—	(135,986)	(274,973)	(522,948)
Dividend income on marketable securities held in Trust Account	165,500	731,196	889,022	6,120,704
Other (expense) income	(1,226,500)	270,210	(661,451)	4,871,806
(Loss) Income before provision for income taxes	(1,471,678)	132,447	(1,600,931)	4,085,128
Provision for income taxes	(24,220)	(142,965)	(138,344)	(1,253,934)
Net (loss) income	$(1,495,898)	$(10,518)	(1,739,275)	2,831,194

Weighted average shares outstanding of redeemable Class A common stock	1,163,113	4,150,000	1,969,808	15,197,646

Basic and diluted net loss per share, redeemable Class A common stock (see Note 2)	$(0.10)	$(0.15)	(0.07)	0.20

Weighted average shares outstanding of non-redeemable Class A and Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock (see Note 2)	$(0.24)	$0.11	(0.28)	(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Class A common stock
	Subject to possible						Additional		Total
	Redemption		Class A common stock		Class B common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	4,150,065	$44,709,805	4,200,000	$420	1,550,000	$155	$760,971	$(4,150,511)	$(3,388,965)
Sponsor capital contribution for non-redemption agreements	—	—	—	—	—	—	274,973	—	274,973
Sponsor cash capital contribution	—	—	—	—	—	—	235,647	—	235,647
Redemption of Class A common stock	(2,986,952)	(32,214,591)	—	—	—	—	—	—	—
Excise tax liability	—	—	—	—	—	—	—	(322,145)	(322,145)
Trust Account withdrawal for tax payments	—	(489,119)	—	—	—	—	—	489,119	489,119
Remeasurement of Class A common stock subject to possible redemption	—	559,907	—	—	—	—	(559,907)	—	(559,907)
Net income	—	—	—	—	—	—	—	261,607	261,607
Balance – March 31, 2024	1,163,113	12,566,002	4,200,000	420	1,550,000	155	711,684	(3,721,930)	(3,009,671)
Sponsor cash capital contribution	—	—	—	—	—	—	97,581	—	97,581
Remeasurement of Class A common stock subject to possible redemption	—	163,615	—	—	—	—	(163,615)	—	(163,615)
Net loss	—	—	—	—	—	—	—	(504,984)	(504,984)
Balance – June 30, 2024	1,163,113	12,729,617	4,200,000	420	1,550,000	155	645,650	(4,226,914)	(3,580,689)
Sponsor cash capital contribution	—	—	—	—	—	—	220,000	—	220,000
Remeasurement of Class A common stock subject to possible redemption	—	165,500	—	—	—	—	(165,500)	—	(165,500)
Net loss	—	—	—	—	—	—	—	(1,495,898)	(1,495,898)
Balance – September 30, 2024	1,163,113	$12,895,117	4,200,000	$420	1,550,000	$155	$700,150	$(5,722,812)	$(5,022,087)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class A common stock
	Subject to possible						Additional		Total
	Redemption		Class A common stock		Class B common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	23,000,000	$237,984,513	—	$—	5,750,000	$575	$—	$(1,457,152)	$(1,456,577)
Remeasurement of Class A common stock subject to possible redemption	—	2,525,300	—	—	—	—	—	(2,525,300)	(2,525,300)
Net income	—	—	—	—	—	—	—	1,184,465	1,184,465
Balance – March 31, 2023	23,000,000	240,509,813	—	—	5,750,000	575	—	(2,797,987)	(2,797,412)
Sponsor conversion of Class B common stock	—	—	4,200,000	420	(4,200,000)	(420)	—	—	—
Sponsor capital contribution for non-redemption agreements	—	—	—	—	—	—	386,961	—	386,961
Redemption of Class A common stock	(18,849,935)	(197,694,657)	—	—	—	—	—	—	—
Trust Account withdrawal for tax payments	—	(460,000)	—	—	—	—	—	460,000	460,000
Remeasurement of Class A common stock subject to possible redemption	—	2,864,208	—	—	—	—	(386,961)	(2,477,247)	(2,864,208)
Net income	—	—	—	—	—	—	—	1,657,247	1,657,247
Balance – June 30, 2023	4,150,065	45,219,364	4,200,000	420	1,550,000	155	—	(3,157,987)	(3,157,412)
Excise tax liability	—	—	—	—	—	—	—	(1,976,947)	(1,976,947)
Sponsor cash capital contribution	—	—	—	—	—	—	200,000	—	200,000
Sponsor capital contribution for non-redemption agreements	—	—	—	—	—	—	135,986	—	135,986
Trust Account withdrawal for tax payments	—	(1,827,729)	—	—	—	—	—	1,827,729	1,827,729
Remeasurement of Class A common stock subject to possible redemption	—	731,196	—	—	—	—	—	(731,196)	(731,196)
Net loss	—	—	—	—	—	—	—	(10,518)	(10,518)
Balance – September 30, 2023	4,150,065	$44,122,831	4,200,000	$420	1,550,000	$155	$335,986	$(4,048,919)	$(3,712,358)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months
	Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(1,739,275)	$2,831,194
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accrued dividend on marketable securities held in Trust Account	(53,099)	(188,262)
Change in fair value of warrant liabilities	1,275,500	725,950
Non-redemption agreement expense	274,973	522,948
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,656,454)	1,585,407
Administrative support fee – related party	135,000	—
Due to related party	34,357	43,339
Prepaid expenses	(131,004)	225,094
Net cash (used in) provided by operating activities	(1,860,002)	5,745,670

Cash Flows from Investing Activities:
Purchases of marketable securities held in Trust Account	(835,923)	(5,932,442)
Proceeds from marketable securities held in Trust Account	32,703,710	199,982,385
Net cash provided by investing activities	31,867,787	194,049,943

Cash Flows from Financing Activities:
Payment to Class A common stockholders for redemptions	(32,214,591)	(197,694,657)
Cash capital contribution from Sponsor	553,228	200,000
Net cash (used in) financing activities	(31,661,363)	(197,494,657)

Net Change in Cash	(1,653,578)	2,300,956
Cash – Beginning of period	2,171,553	50,858
Cash – End of period	$517,975	$2,351,814

Supplemental Non-Cash Investing and Financing Activities:
Remeasurement of Class A common stock subject to possible redemption	$889,022	$6,120,704
Trust Account withdrawal for tax payments	$489,119	$2,287,729
Excess fair value of Class B common stock transferred by Sponsor	$274,973	$522,948
Excise tax liability	$322,145	$1,976,947
Supplemental Cash Flow Information:
Cash paid for taxes	$2,021,810	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

SOUTHPORT ACQUISTION CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.Description of Organization and Business Operations

Southport Acquisition Corporation (the “Company” or “Southport”) is a blank check company formed in Delaware on April 13, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. Sigma Merger Sub, Inc. (“Merger Sub”), a direct wholly owned subsidiary of the Company, was formed in Delaware on September 9, 2024. The Company’s unaudited condensed financial statements include Merger Sub and are presented on a consolidated basis.

As of September 30, 2024, the Company had not yet commenced any operations. All activity from inception through September 30, 2024 related to the Company’s formation, initial public offering (the “IPO”), and pursuit of a Business Combination.

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

On June 9, 2023 (the “First Special Meeting”), the Company’s stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation (the “First Extension Amendment Proposal”) to extend the time that the Company has to consummate its initial Business Combination (the “First Extension”) from June 14, 2023 to September 14, 2023 and to allow the board of directors of the Company, without another stockholder vote, to elect to further extend the date to consummate an initial Business Combination after September 14, 2023 up to six times, by an additional month each time, up to March 14, 2024.

Prior to the First Special Meeting, on May 25, 2023, the Company and the Sponsor entered into voting and non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated third parties in exchange for such third parties agreeing (i) not to redeem an aggregate of 4,000,000 shares of Class A common stock sold in its initial public offering (the “Non-Redeemed Shares”) in connection with the First Special Meeting and (ii) to vote in favor of the First Extension Amendment Proposal and the First Extension at the First Special Meeting (other than with respect to certain shares acquired or to be acquired pursuant to the Non-Redemption Agreements). In exchange for the foregoing commitments, the Sponsor agreed to transfer to such third parties an aggregate of up to 1,499,996 shares of Class B common stock held by the Sponsor, with 500,000 of such shares to be transferred to such third parties promptly upon consummation of the First Extension, and an additional 166,666 shares to be transferred to such third parties monthly beginning on September 14, 2023 and up to, and including, February 14, 2024, if the board of directors of the Company elects to further extend the deadline to consummate an initial Business Combination at or prior to such date, in each case, if such third parties continue to hold such Non-Redeemed Shares through the First Special Meeting.

In connection with the First Special Meeting and the entry into the Non-Redemption Agreements, on May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the Sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock (the “Conversion”). After giving effect to the Conversion, the Company had an aggregate of 27,200,000 shares of Class A common stock issued and outstanding, comprised of 4,200,000 shares held by the Sponsor and not subject to possible redemption and 23,000,000 shares of Class A common stock subject to possible redemption, and 1,550,000 shares of Class B common stock issued and outstanding. In connection with the First Special Meeting, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for an aggregate redemption amount of $197,694,657, resulting in 4,150,065 shares of Class A common stock issued and outstanding and subject to possible redemption. Continental Stock Transfer & Trust Company (the “Trustee”) processed the redemptions and withdrew the $197,694,657 payable to the holders redeeming 18,849,935 shares of Class A common stock on July 7, 2023.

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

In addition, on March 14, 2024 (the “Second Special Meeting”), the Company’s stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation to further extend the time that the Company has to consummate its initial Business Combination from March 14, 2024 to December 14, 2024 (the “Second Extension”).

In connection with the Second Special Meeting, the holders of 2,986,952 shares of Class A common stock properly exercised their right to redeem their shares for an aggregate redemption amount of $32,214,591, resulting in 1,163,113 shares of Class A common stock issued and outstanding and subject to possible redemption. Accordingly, as of September 30, 2024, there were 5,363,113 shares of Class A common stock issued and outstanding (including 1,163,113 shares of Class A common stock subject to possible redemption) and $12,895,117 held in the Trust Account.

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

Agreement and Plan of Merger

On September 11, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Merger Sub and Angel Studios, Inc., a Delaware Corporation (“Angel Studios”). The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, (i) at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions thereof, and in accordance with the Delaware General Corporation Law, as amended, Merger Sub will merge with and into Angel Studios, with Angel Studios continuing as the surviving corporation and a wholly owned subsidiary of Southport (the “Merger”); (ii) at the Closing, all of the outstanding capital stock of Angel Studios (other than shares subject to Angel Studios options, shares held in treasury and any dissenting shares) will be converted into the right to receive shares of common stock, par value $0.0001 per share, of Southport (“Southport Common Stock”), in an aggregate amount equal to (x) $1,500,000,000 plus the aggregate gross proceeds of any capital raised by Angel Studios prior to the Closing, divided by (y) $10.00; (iii) at the Closing, all of the outstanding options to acquire capital stock of Angel Studios will be converted into comparable options to acquire shares of Southport Common Stock (subject to appropriate adjustments to the number of shares of

Southport Common Stock underlying such options and the exercise price of such options); (iv) subject to the approval of the holders of Southport’s public warrants, Southport will amend its public warrants so that, immediately prior to the Closing, each of the issued and outstanding Southport public warrants automatically will convert into 0.1 newly issued share of Southport Class A Common Stock and such warrants will cease to be outstanding; and (v) at the Closing, Southport will be renamed “Angel Studios, Inc.”.

The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, the approval of the Merger Agreement and the transactions contemplated thereby by the respective stockholders of Southport and Angel Studios, and the approval by Southport’s stockholders of an extension to Southport’s deadline to consummate a business combination to September 30, 2025 (see Note 11).

Sponsor Support Agreement

On September 11, 2024, Southport also entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), by and among Southport, the Sponsor, and Angel Studios, pursuant to which the Sponsor has agreed to, among other things, (i) vote in favor of the Merger Agreement and the transactions contemplated thereby and (ii) not redeem its shares of Southport Common Stock in connection therewith. In addition, the Sponsor has agreed to forfeit all of the Southport private placement warrants held by it at the Closing for no additional consideration. The Sponsor has also agreed to cover certain expenses incurred by Southport that are unpaid and payable at the Closing in excess of a specified cap. The Sponsor Agreement will terminate upon the earlier of the termination of the Merger Agreement or written agreement by the parties.

Angel Studios Stockholder Support Agreement

On September 11, 2024, Southport also entered into a Stockholder Support Agreement (the “Angel Studios Stockholder Support Agreement”) by and among Southport, Angel Studios and certain stockholders of Angel Studios (the “Key Stockholders”). Under the Angel Studios Stockholder Support Agreement, the Key Stockholders agreed, with respect to the outstanding shares of Angel Studios common stock held by such Key Stockholders, to vote their shares or execute and deliver a written consent adopting the Merger Agreement and related transactions and approving the Merger Agreement and transactions contemplated thereby.

Risks and Uncertainties

Management is currently evaluating the impact of the Russia-Ukraine war, the war in Israel, interest rate fluctuations, and the recently adopted Securities and Exchange Commission (the “SEC”) rules and amendments affecting special purpose acquisition corporations like the Company, and has concluded that while it is reasonably possible that such matters could have a negative effect on the Company’s financial position, cash flows, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of September 30, 2024. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On July 7, 2023, 18,849,935 shares of Class A common stock were redeemed by the Company’s stockholders for a total of $197,694,657 in connection with the First Special Meeting. On March 14, 2024, 2,986,952 shares of Class A common stock were redeemed by the Company’s stockholders for a total of $32,214,591 in connection with the Second Special Meeting. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists, the likelihood that the future events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing an initial Business Combination as of September 30, 2024 and determined that a contingent liability should be calculated and recorded. As of September 30, 2024, the Company recorded $2,299,092 of excise tax liability calculated as 1% of shares redeemed.

Going Concern

As of September 30, 2024 and December 31, 2023, the Company had cash of $517,975 and $2,171,553, respectively, and working capital deficit of $3,166,087 and $2,808,465, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements are issued. Management plans to address this uncertainty through capital contributions or working capital loans whereby, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors can, but are not obligated to, loan the Company funds as may be required (see Note 5). However, there is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period.

Note 2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on April 1, 2024, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2023 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $517,975 and $2,171,553 of cash and no cash equivalents as of September 30, 2024 and December 31, 2023, respectively.

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

In connection with the First Special Meeting, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share of Class A common stock, for an aggregate redemption amount of $197,694,657. The Trustee redeemed $197,694,657 of marketable securities held in the Trust Account to pay the holders redeeming 18,849,935 shares of Class A common stock on July 7, 2023.

In connection with the Second Special Meeting, the holders of 2,986,952 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.79 per share of Class A common stock, for an aggregate redemption amount of $32,214,591. The Trustee redeemed the $32,214,591 of marketable securities held in the Trust Account to pay the holders redeeming 2,986,952 shares of Class A common stock on March 27, 2024. Accordingly, as of September 30, 2024 and December 31, 2023, there was $12,895,117 and $44,709,805 of marketable securities held in the Trust Account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement” (“ASC 820”), approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of September 30, 2024 and December 31, 2023, derivative liabilities are comprised of the warrant liability of $1,856,000 and $580,500, respectively.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2024 and December 31, 2023, 1,163,113 and 4,150,065 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. On June 9, 2023, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share of Class A common stock, for an aggregate redemption amount of $197,694,657. On March 14, 2024, the holders of 2,986,952 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.79 per share of Class A common stock, for an aggregate redemption amount of $32,214,591. For the three and nine months ended September 30, 2024, the Company has recorded accretion of $165,500 and $889,022, respectively.

As of September 30, 2024 and December 31, 2023, the Class A common stock, classified as temporary equity in the condensed consolidated balance sheets, are reconciled in the following tables:

Class A common stock subject to possible redemption, December 31, 2022	237,984,513
Remeasurement of Class A common stock subject to possible redemption	6,707,678
Share redemptions payable	(197,694,657)
Trust Account withdrawal for tax payments	(2,287,729)
Class A common stock subject to possible redemption, December 31, 2023	44,709,805
Redemption of Class A common stock	(32,214,591)
Trust Account withdrawal for tax payments	(489,119)
Remeasurement of Class A common stock subject to possible redemption	889,022
Class A common stock subject to possible redemption, September 30, 2024	$12,895,117

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and $468 accrued for interest and penalties related to 2021 California franchise taxes as of September 30, 2024.

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The condensed consolidated statements of operations include a presentation of income per Class A redeemable common stock and income (loss) per non-redeemable common stock following the two-class method of income (loss) per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total income allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using the weighted average shares outstanding ratio for the Class A redeemable common stock and for the non-redeemable Class A and Class B common stock for the three and nine months ended September 30, 2024 and 2023, as a result of shareholder redemptions.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

For the Three Months Ended
September 30, 2024
Net loss	$(1,495,898)
Less: Remeasurement of Class A redeemable shares to redemption value	(165,500)
Net loss including accretion of Class A redeemable shares to redemption value	$(1,661,398)

	For the Three Months Ended
	September 30, 2024
	Class A	Class A and Class B
	Redeemable Shares	Non-redeemable shares	Total
Total number of shares	1,163,113	5,750,000	6,913,113
Weighted average shares ratio	17%	83%	100%

Net loss allocated based on weighted average shares ratio	$(251,681)	$(1,244,217)	$(1,495,898)

Less: Remeasurement of Class A redeemable shares to redemption value based on weighted average shares ratio	(27,845)	(137,655)	(165,500)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	165,500	—	165,500
Total loss based on weighted average shares ratio	$(114,026)	$(1,381,872)	$(1,495,898)

Weighted average shares outstanding	1,163,113	5,750,000
Basic and diluted net loss per share	$(0.10)	$(0.24)

For the Nine Months Ended
September 30, 2024
Net loss	$(1,739,275)
Plus: Trust Account withdrawals for tax payments	489,119
Less: Remeasurement of Class A redeemable shares to redemption value	(889,022)
Net loss including accretion of Class A redeemable shares to redemption value and Trust Account withdrawals for tax payments	$(2,139,178)

	For the Nine Months Ended
	September 30, 2024
	Class A	Class A and Class B
	Redeemable Shares	Non-redeemable shares	Total
Total number of shares	1,163,113	5,750,000	6,913,113
Weighted average shares ratio	26%	74%	100%

Net loss allocated based on weighted average shares ratio	$(443,798)	$(1,295,477)	$(1,739,275)

Plus: Trust Account withdrawals for tax payments based on weighted average shares ratio	124,805	364,314	489,119
Less: Remeasurement of Class A redeemable shares to redemption value based on weighted average shares ratio	(226,845)	(662,177)	(889,022)
Less: Accretion applicable to Trust Account withdrawals for tax payments	(489,119)	—	(489,119)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	889,022	—	889,022
Total income (loss) based on weighted average shares ratio	$(145,935)	$(1,593,340)	$(1,739,275)

Weighted average shares outstanding	1,969,808	5,750,000
Basic and diluted net income (loss) per share	$(0.07)	$(0.28)

For the Three Months Ended
September 30, 2023
Net loss	$(10,518)
Plus: Trust Account withdrawals for tax payments	1,827,729
Less: Remeasurement of Class A redeemable shares to redemption value	(731,196)
Net income including accretion of Class A redeemable shares to redemption value and Trust Account withdrawals for tax payments	$1,086,015

	For the Three Months Ended
	September 30, 2023
	Class A	Class A and Class B
	Redeemable Shares	Non-redeemable shares	Total
Total number of shares	4,150,065	5,750,000	9,900,065
Weighted average shares ratio	42%	24%	100%

Net income allocated based on weighted average shares ratio	$(4,409)	$(6,109)	$(10,518)

Plus: Trust Account withdrawals for tax payments based on weighted average shares ratio	766,176	1,061,553	1,827,729
Less: Remeasurement of Class A redeemable shares to redemption value based on weighted average shares ratio	(306,514)	(424,682)	(731,196)
Less: Accretion applicable to Trust Account withdrawals for tax payments	(1,827,729)	—	(1,827,729)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	731,196	—	731,196
Total (loss) income based on weighted average shares ratio	$(641,280)	$630,762	$(10,518)

Weighted average shares outstanding	11,360,423	5,750,000
Basic and diluted net (loss) income per share	$(0.15)	$0.11

For the Nine Months Ended
September 30, 2023
Net income	$2,831,194
Plus: Trust Account withdrawals for tax payments	2,287,729
Less: Remeasurement of Class A redeemable shares to redemption value	(6,120,704)
Net loss including accretion of Class A redeemable shares to redemption value and Trust Account withdrawals for tax payments	$(1,001,781)

	For the Nine Months Ended
	September 30, 2023
	Class A	Class A and Class B
	Redeemable Shares	Non-redeemable shares	Total
Total number of shares	4,150,065	5,750,000	9,900,065
Weighted average shares ratio	73%	23%	100%

Net income allocated based on weighted average shares ratio	$2,054,048	$777,146	$2,831,194

Plus: Trust Account withdrawals for tax payments based on weighted average shares ratio	1,659,761	627,968	2,287,729
Less: Remeasurement of Class A redeemable shares to redemption value based on weighted average shares ratio	(4,440,608)	(1,680,096)	(6,120,704)
Less: Accretion applicable to Trust Account withdrawals for tax payments	(2,287,729)	—	(2,287,729)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	6,120,704	—	6,120,704
Total income (loss) based on weighted average shares ratio	$3,106,176	$(274,982)	$2,831,194

Weighted average shares outstanding	15,197,646	5,750,000
Basic and diluted net income (loss) per share	$0.20	$(0.05)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of September 30, 2024, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Upon the closing of the IPO on December 14, 2021, $234,600,000 ($10.20 per Unit sold in the IPO) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account. The amounts held in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of September 30, 2024 and December 31, 2023, $12,895,117 and $44,709,805 was held in the Trust Account, respectively. In addition, as of September 30, 2024 and December 31, 2023, $517,975 and $2,171,553 of cash was not held in the Trust Account and is available for working capital purposes, respectively.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2024 and December 31, 2023, no Working Capital Loans were outstanding.

Due to Related Party

The Sponsor has made tax payments, payments to various vendors on behalf of the Company, and transferred funds to the Company. As of September 30, 2024 and December 31, 2023, the Company owed $270,590 and $236,233, respectively.

Administrative Support Agreement

Commencing on December 10, 2021 and until completion of the Company’s initial Business Combination or liquidation, the Company is required to pay the Sponsor $15,000 per month for administrative support and services. The Company pays the Sponsor for rent and costs incurred under the administrative support and services agreement. For the three and nine months ended September 30, 2024, the Company has paid $0 under the agreement. For the three and nine months ended September 30, 2023, the Company has paid $10,500 under the agreement. The Company has accrued $366,500 and $231,500 related to the unpaid amounts under the administrative support agreement as of September 30, 2024 and December 31, 2023, respectively, which is recorded to administrative support fee – related party liability on the balance sheets. The Sponsor will not be paid for any unpaid amounts in the event an initial business combination is not consummated.

Sponsor Cash Capital Contribution

As of September 30, 2024, the Sponsor made capital contributions of $1,353,228 to the Company to fund outstanding payments to the Company’s vendors. The Sponsor made $220,000 and $553,228 of contributions for the three and nine months ended September 30, 2024, respectively. The Sponsor made $0 of contributions for the three and nine months ended September 30, 2023. The Sponsor intends to continue providing cash to satisfy working capital obligations as needed through capital contributions. The Company has recorded the cash received from the Sponsor as a capital contribution in additional paid-in capital.

Note 6.Stockholders’ Equity

Preferred stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At September 30, 2024 and December 31, 2023, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. On May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the Sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock, resulting in an aggregate of 27,200,000 shares of Class A common stock issued and outstanding, of which 4,200,000 shares were held by the Sponsor and not subject to possible redemption and 23,000,000 shares were subject to possible redemption. On June 9, 2023, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for cash in connection with the First Special Meeting, resulting in 4,150,065 shares of Class A common stock issued and outstanding and subject to possible redemption. On March 14, 2024, the holders of 2,986,952 shares of Class A common stock properly exercised their right to redeem their shares for cash in connection with the Second Special Meeting, resulting in 1,163,113 shares of Class A common stock issued and outstanding and subject to possible redemption. Accordingly, at September 30, 2024 and December 31, 2023, there were 5,363,113 and 8,350,065 shares of Class A common stock issued and outstanding, including 1,163,113 and 4,150,065 shares of Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value, common stock. Holders of the Company’s common stock are entitled to one vote for each share. On May 27, 2021, the Company issued an aggregate of 7,187,500 shares of Class B common stock to the Sponsor for a purchase price of $25,000. On November 25, 2021, the Sponsor surrendered 1,437,500 shares of Class B common stock for no consideration, resulting in there being an aggregate of 5,750,000 shares of Class B common stock outstanding. On May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the Sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock, resulting in an aggregate of 1,550,000 shares of Class B common stock issued and outstanding. Accordingly, as of September 30, 2024 and December 31, 2023, there were 1,550,000 shares of Class B common stock issued and outstanding, of which 50,004 shares are held by the Sponsor and 1,499,996 were transferred to third party investors pursuant to the Non-Redemption Agreements.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the issuance of the warrants at the closing of this offering. Accordingly, the Company classifies each warrant as a liability at its fair value. The Public Warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined with the assistance of a professional independent valuation firm. The warrant liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. There has been no change in the classification of the warrants as of September 30, 2024.

In connection with the Merger Agreement and subject to the approval of the holders of Southport’s Public Warrants, Southport will amend its Public Warrants so that, immediately prior to the Closing, each of the issued and outstanding Public Warrants automatically will convert into 0.1 newly issued share of Southport Class A common stock and such warrants will cease to be outstanding. Additionally, in connection with the Sponsor Support Agreement, the Sponsor has agreed to forfeit all of the Private Placement Warrants held by it at the Closing for no additional consideration.

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

Non-Redemption Agreements

On May 25, 2023, the Company and the Sponsor entered into Non-Redemption Agreements with unaffiliated third parties in exchange for such third parties agreeing (i) not to redeem an aggregate of 4,000,000 shares of Class A common stock sold in its initial public offering (the “Non-Redeemed Shares”) in connection with the First Special Meeting and (ii) to vote in favor of the First Extension Amendment Proposal and the First Extension at the First Special Meeting (other than with respect to certain shares acquired or to be acquired pursuant to the Non-Redemption Agreements). In exchange for the foregoing commitments, the Sponsor agreed to transfer to such third parties an aggregate of up to 1,499,996 shares of Class B common stock held by the Sponsor, with 500,000 of such shares to be transferred to such third parties promptly upon consummation of the First Extension, and an additional 166,666 shares to be transferred to such third parties monthly beginning on September 14, 2023 and up to, and including, February 14, 2024, if the board of directors of the Company elects to further extend the deadline to consummate an initial Business Combination at or prior to such date, in each case, if such third parties continue to hold such Non-Redeemed Shares through the First Special Meeting.

The Company previously extended the deadline six times, to March 14, 2024, resulting in a total of 1,499,996 shares of Class B common stock being transferred to such third parties.

The Company accounted for the Non-Redemption Agreements in accordance with Staff Accounting Bulletin Topic 5T (“SAB Topic 5T”). The Company considered the Sponsor’s transfer of Class B common stock to the unaffiliated third parties in exchange for the Non-Redemption Agreements as a capital contribution by the Sponsor, and recognized the excess fair value of the transferred Class B common stock as a non-redemption agreement expense on the condensed consolidated statements of operations. The Company determined the excess fair value of the 1,499,996 shares of Class B common stock transferred to such third parties upon the consummation of the First Extension to be $1,209,879.

In addition, on March 14, 2024, the Company’s stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation to further extend the time that the Company has to consummate its initial business combination from March 14, 2024 to December 14, 2024.

Note 9.Fair Value Measurements

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2024, and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2024
	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in trust account	$12,895,117	$—	$—
Liabilities:
Public Warrants	$920,000	$—	$—
Private Placement Warrants	$—	$936,000	$—

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in trust account	$44,709,805	$—	$—
Liabilities:
Public Warrants	$287,500	$—	$—
Private Placement Warrants	$—	$293,000	$—

At September 30, 2024, and December 31, 2023, the Company’s warrant liability was valued at $1,856,000 and $580,500. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information for the three and nine months ended September 30, 2024, and 2023, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Private Placement Warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

	For the Three and Nine Months Ended September 30, 2024
		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities as of December 31, 2023	$287,500	$293,000	$580,500
Change in fair value	(221,950)	(226,000)	(447,950)
Derivative warrant liabilities as of March 31, 2024	65,550	67,000	132,550
Change in fair value	164,450	167,000	331,450
Derivative warrant liabilities as of June 30, 2024	230,000	234,000	464,000
Change in fair value	690,000	702,000	1,392,000
Derivative warrant liabilities as of September 30, 2024	$920,000	$936,000	$1,856,000

	For the Three and Nine Months Ended September 30, 2023
		Private		Share
	Public	Placement	Warrant	Redemptions
	Warrants	Warrants	Liability	Payable
Derivative warrant liabilities as of December 31, 2022	$261,050	$266,000	$527,050	$—
Change in fair value	269,100	273,000	542,100	—
Derivative warrant liabilities as of March 31, 2023	530,150	539,000	1,069,150	—
Establishment of share repurchase liability	—	—	—	197,694,657
Change in fair value	(70,150)	(71,000)	(141,150)	—
Derivative warrant liabilities as of June 30, 2023	460,000	468,000	928,000	197,694,657
Share repurchase payment	—	—	—	(197,694,657)
Change in fair value	161,000	164,000	325,000	—
Derivative warrant liabilities as of September 30, 2023	$621,000	$632,000	$1,253,000	$—

Measurement

The Company established the initial fair value for the warrants on December 14, 2021, the date of the consummation of the Company’s IPO. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. As of September 30, 2024, the Public Warrants have detached from the Units and are separately tradable on the over-the-counter markets. The closing price of the Public Warrants was utilized in determining the fair value of the Public Warrants as of September 30, 2024.

The key inputs into the Monte Carlo simulation formula used to value the Private Placement Warrants were as follows at September 30, 2024 and 2023:

	September 30,
Inputs:	2024	2023
Common stock price	$11.00	$10.56
Exercise price	$11.50	$11.50
Risk-free rate of interest	3.56%	4.55%
Volatility	0.00%	0.00%
Term	5.21	5.25
Warrant to buy one share	$0.08	$0.05
Dividend yield	0.00%	0.00%

Non-recurring Fair Value Measurements

On May 25, 2023, the Company and the Sponsor entered into Non-Redemption Agreements with unaffiliated third parties (see Note 8). The Company accounts for the excess fair value of the Class B shares transferred from the Sponsor to the unaffiliated third parties as a capital contribution by the Sponsor and recorded a non-redemption agreement expense in accordance with SAB Topic 5T. The Company estimated the fair value of the 500,000 Class B shares transferred upon the consummation of the First Extension at $387,000, or $0.77 per share. In connection with the subsequent extensions to March 14, 2024, the Sponsor transferred an additional 999,996 Class B shares to the unaffiliated third parties under the terms of the Non-Redemption Agreements. The Company estimated the fair value of the 999,996 Class B shares transferred at $0.82 to $0.83 per share.

The fair value of the Class B shares was determined by multiplying the underlying stock price of the Company’s Class A common stock by the estimated probability of an Initial Business Combination and applying a discount for lack of marketability (“DLOM”). The Company utilized June 9, 2023, the date of the consummation of the First Extension, as the measurement date for the transfer of the 500,000 Class B shares and September 30, 2023, October 11, 2023, November 14, 2023, December 13, 2023, January 12, 2024 and February 14, 2024 as the measurement dates for the transfer of the 166,666 Class B shares (999,996 Class B shares in the aggregate) transferred in connection with the subsequent extensions, respectively.

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

Note 10.Income Taxes

The Company utilized the discrete method for estimating its interim income tax provision. During the three and nine months ended September 30, 2024, the Company recorded an income tax provision of $24,220 and $138,344, respectively, and our effective tax rate was 1.65% and 8.64% respectively. During the three and nine months ended September 30, 2023, the Company recorded an income tax provision of $142,965 and $1,253,934, respectively, and our effective tax rate was 107.94% and 30.70%, respectively. The effective tax rate differs from the Federal statutory tax rate of 21% due to changes in the fair value of warrant liabilities and valuation allowance on the deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of capitalized startup costs. The Company considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As such, the Company recorded a full valuation allowance against net deferred tax assets as of September 30, 2024.

Note 11. Subsequent Events

On October 3, 2024, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 to cover expenses related to the Business Combination (the “Sponsor Promissory Note”). The Sponsor Promissory Note is non-interest bearing and payable on the earlier of September 30, 2025 or the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Sponsor Promissory Note will not be repaid and all amounts owed under the Sponsor Promissory Note will be forgiven except to the extent that the Company as funds available to it outside of the Trust Account.

On October 2, 2024, the Company filed a definitive proxy statement with respect to a third special meeting of stockholders (the “Third Special Meeting”) to obtain stockholder approval to further amend the Company’s amended and restated certificate of incorporation to extend the time by which the Company must consummate its initial Business Combination from December 14, 2024 to September 30, 2025, as contemplated by the Merger Agreement (the “Third Extension Amendment Proposal”). On October 11, 2024, the Company received a redemption report from the Trustee indicating that, as of October 11, 2024, the holders of 985,170 shares of the Company’s Class A common stock had properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.08 per share. On October 14, 2024, the Company determined to postpone the Third Special Meeting originally scheduled for October 15, 2024, to October 22, 2024, to allow additional time for the Company to engage with its stockholders and solicit redemption reversals. On October 21, 2024, the Company cancelled the Third Special Meeting and announced that it intended to file an amendment to the definitive proxy statement to reflect the addition of a new proposal to amend the Company’s amended and restated certificate of incorporation to eliminate the limitation that the Company may not redeem its outstanding shares of Class A common stock to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act), of less than $5,000,001, in order to allow the Company to redeem such shares irrespective of whether such redemption would exceed this limitation (the “Redemption Limitation Amendment Proposal”). Accordingly, the redemptions indicated on the October 11, 2024 redemption report from the Trustee in connection with the Third Special Meeting were not processed.

On October 29, 2024, the Company filed an amendment to the definitive proxy statement that was filed with the SEC on October 2, 2024 (the “Original Filing”) that amends and restates the Original Filing to: 1) reschedule the Third Special Meeting originally scheduled for October 15, 2024 and postponed to October 22, 2024 (as previously disclosed in the Current Report on Form 8-K filed with the SEC on October 15, 2024) to November 13, 2024 and 2) reflect the addition of the Redemption Limitation Amendment Proposal.

On November 12, 2024, the Company filed a Registration Statement on Form S-4 with the SEC in connection with the Business Combination with Angel Studios.

On November 13, 2024, the Company held the Third Special Meeting, at which the Company’s stockholders approved the Third Extension Amendment Proposal and the Redemption Limitation Amendment Proposal. In connection with the vote to approve the Third Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the holders of 1,125,126 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $11.08 per Public Share, for an aggregate redemption amount of approximately $12 million.

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

Overview

We are a blank check company incorporated as a Delaware corporation on April 13, 2021 and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We have not identified any Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds from our IPO and the Private Placement, our capital stock, debt or a combination of cash, capital stock and debt. Sigma Merger Sub, Inc. (“Merger Sub”), a direct wholly owned subsidiary of the Company, was formed in Delaware on September 9, 2024. The Company’s unaudited condensed financial statements include Merger Sub and are presented on a consolidated basis.

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

On June 9, 2023, at the First Special Meeting, the Company’s stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation to extend the time that the Company has to consummate its initial Business Combination from June 14, 2023 to September 14, 2023 and to allow the board of directors of the Company, without another stockholder vote, to elect to further extend the date to consummate an initial Business Combination after September 14, 2023 up to six times, by an additional month each time, up to March 14, 2024. In connection with the First Special Meeting, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for cash, resulting in 4,150,065 shares of Class A common stock issued and outstanding and subject to possible redemption. Accordingly, at December 31, 2023 and 2022, there were 8,350,065 and 23,000,000 shares of Class A common stock issued and outstanding, including 4,150,065 and 23,000,000 shares of Class A common stock subject to possible redemption, respectively.

In advance of the First Special Meeting, on May 25, 2023, the Company entered into non-redemption agreements with unaffiliated third parties in exchange for each such party agreeing not to redeem public shares held by them in connection with such meeting. In exchange for the foregoing commitments not to redeem public shares, the Sponsor agreed to transfer to such third parties an aggregate of up to 1,499,996 founder shares. In addition, in advance of the First Special Meeting and the entry into the non-redemption agreements, on May 25, 2023, pursuant to the terms of the Company’s amended and restated certificate of incorporation, the Sponsor converted 4,200,000 founder shares held by it on a one-for-one basis into public shares.

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

In addition, on March 14, 2024, at the Second Special Meeting, the Company’s stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation to further extend the time that the Company has to consummate its initial business combination from March 14, 2024 to December 14, 2024.

In connection with the Second Special Meeting, the holders of 2,986,952 shares of Class A common stock properly exercised their right to redeem their shares for an aggregate redemption amount of $32,214,591, resulting in 1,163,113 shares of Class A common stock issued and outstanding and subject to possible redemption.

As of September 30, 2024, we had not yet commenced any operations. All activity from inception through September 30, 2024 relates to our formation, our IPO and our pursuit of an initial business combination. The Company has selected December 31 as its fiscal year end.

Agreement and Plan of Merger

On September 11, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company (or “Southport”), Merger Sub, and Angel Studios, Inc., a Delaware Corporation (“Angel Studios”). The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, (i) at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions thereof, and in accordance with the Delaware General Corporation Law, as amended, Merger Sub will merge with and into Angel Studios, with Angel Studios continuing as the surviving corporation and a wholly owned subsidiary of Southport (the “Merger”); (ii) at the Closing, all of the outstanding capital stock of Angel Studios (other than shares subject to Angel Studios options, shares held in treasury and any dissenting shares) will be converted into the right to receive shares of common stock, par value $0.0001 per share, of Southport (“Southport Common Stock”), in an aggregate amount equal to (x) $1,500,000,000 plus the aggregate gross proceeds of any capital raised by Angel Studios prior to the Closing, divided by (y) $10.00; (iii) at the Closing, all of the outstanding options to acquire capital stock of Angel Studios will be converted into comparable options to acquire shares of Southport Common Stock (subject to appropriate adjustments to the number of shares of Southport Common Stock underlying such options and the exercise price of such options); (iv) subject to the approval of the holders of Southport’s public warrants, Southport will amend its public warrants so that, immediately prior to the Closing, each of the issued and outstanding Southport public warrants automatically will convert into 0.1 newly issued share of Southport Class A Common Stock and such warrants will cease to be outstanding; and (v) at the Closing, Southport will be renamed “Angel Studios, Inc.”.

The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, the approval of the Merger Agreement and the transactions contemplated thereby by the respective stockholders of Southport and Angel Studios, and the approval by Southport’s stockholders of an extension to Southport’s deadline to consummate a business combination to September 30, 2025.

On October 2, 2024, the Company filed a definitive proxy statement with respect to a third special meeting of stockholders (the “Third Special Meeting”) to obtain stockholder approval to further amend the Company’s amended and restated certificate of incorporation to extend the time by which the Company must consummate its initial Business Combination from December 14, 2024 to September 30, 2025, as contemplated by the Merger Agreement (the “Third Extension Amendment Proposal”). On October 11, 2024, the Company received a redemption report from the Trustee indicating that, as of October 11, 2024, the holders of 985,170 shares of the Company’s Class A common stock had properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.08 per share. On October 14, 2024, the Company determined to postpone the Third Special Meeting originally scheduled for October 15, 2024, to October 22, 2024, to allow additional time for the Company to engage with its stockholders and solicit redemption reversals. On October 21, 2024, the Company cancelled the Third Special Meeting and announced that it intended to file an amendment to the definitive proxy statement to reflect the addition of a new proposal to amend the Company’s amended and restated certificate of incorporation to eliminate the limitation that the Company may not redeem its outstanding shares of Class A common stock to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Securities Exchange Act of 1934, as amended), of less than $5,000,001, in order to allow the Company to redeem such shares irrespective of whether such redemption would exceed this limitation (the “Redemption Limitation Amendment Proposal”). Accordingly, the redemptions indicated on the October 11, 2024 redemption report from the Trustee in connection with the Third Special Meeting were not processed.

On October 29, 2024, the Company filed an amendment to the definitive proxy statement that was filed with the SEC on October 2, 2024 (the “Original Filing”) that amends and restates the Original Filing to: 1) reschedule the Third Special Meeting originally scheduled for October 15, 2024 and postponed to October 22, 2024 (as previously disclosed in the Current Report on Form 8-K filed with the SEC on October 15, 2024) to November 13, 2024 and 2) reflect the addition of the Redemption Limitation Amendment Proposal.

On November 12, 2024, the Company filed a Registration Statement on Form S-4 with the SEC in connection with the Business Combination with Angel Studios.

On November 13, 2024, the Company held the Third Special Meeting, at which the Company’s stockholders approved the Third Extension Amendment Proposal and the Redemption Limitation Amendment Proposal. In connection with the vote to approve the Third Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the holders of 1,125,126 shares of the Company’s Class A common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $11.08 per share of Class A common stock, for an aggregate redemption amount of approximately $12 million.

Results of Operations and Known Trends or Future Events

Our entire activity from inception through September 30, 2024 relates solely to our formation, our IPO and, pursuit of an initial business combination. We have not generated any operating revenues to date, and we will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2024, we had net loss of $1,495,898, which consisted of $165,500 dividend income on marketable securities held in the Trust Account, offset by a $1,392,000 loss on the change in fair value of warrant liability, provision for income tax of $24,220, $87,371 in legal and accounting expenses, $51,268 of franchise tax expense, $56,000 of administrative expenses (of which $45,000 are due to related party), $25,813 of insurance expense, $21,250 of listing fees, $3,108 of other operating costs, and $368 of bank fees.

For the nine months ended September 30, 2024, we had net loss of $1,739,275, which consisted of $889,022 dividend income on marketable securities held in the Trust Account, offset by a $1,275,000 loss on the change in fair value of warrant liability, non-redemption agreement expense of $274,973 related to the excess fair value of Class B common stock transferred by the Sponsor, provision for income tax of $138,344, $230,702 in legal and accounting expenses, $177,142 of franchise tax expense, $259,828 of administrative expenses (of which $135,000 are due to related party), $201,102 of insurance expense, $63,750 of listing fees, $3,108 of other operating costs and $3,848 of bank fees.

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

Liquidity and Capital Resources

As of September 30, 2024 and December 31, 2023, we had cash of $517,975 and $2,171,553, respectively, and working capital deficit of $3,166,088 and $2,808,465, respectively.

For the nine months ended September 30, 2024, net cash used in operating activities was $1,860,000. Net loss of $1,739,275 was decreased by a non-redemption agreement expense of $274,973 related to the transfer of Class B shares by the Sponsor and a $1,275,000 loss on the change in fair value of warrant liability, and increased by $53,099 of accrued dividends on marketable securities held in the Trust Account, and $1,618,101 decrease in changes in operating assets and liabilities.

For the nine months ended September 30, 2023, net cash provided by operating activities was $5,745,670. Net income of $2,831,194 was increased by a $725,950 loss on the fair value of the warrant liability, $522,948 of non-cash financing expense related to the transfer of Class B shares by the Sponsor, and a $1,853,840 increase in changes in operating assets and liabilities, offset by a decrease for $188,262 of accrued dividends on marketable securities held in the Trust Account.

As of September 30, 2024 and December 31, 2023, we had marketable securities held in the Trust Account of $12,895,117 and $44,709,805, respectively, consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of September 30, 2024 and December 31, 2023, we had cash of $517,975 and $2,171,553, respectively, held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Our management does not expect that we will be able to fund our liquidity requirements in the next 12 months from our current working capital. In order to fund the expected working capital deficiency or to finance transaction costs in connection with an intended initial Business Combination, our management plans to seek capital contributions or loans from our management team or our Sponsor or any of their respective affiliates. However, neither our management team nor our Sponsor or their respective affiliates are obligated to provide capital contributions or loan us these funds, and, as such, there is no assurance that we will be able to obtain sufficient loans to fund any working capital deficiency. If we receive such loans, up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the Private Placement Warrants. For the three and nine months ended September 30, 2024, the Sponsor has provided $220,000 and $553,227, respectively, in cash through a capital contribution and no amounts through loans. For the three and nine months ended September 30, 2023, the Sponsor did not provide cash through a capital contribution or loans.

These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within 12 months from September 30, 2024.

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

On May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the Sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock, resulting in an aggregate of 27,200,000 shares of Class A common stock issued and outstanding, comprised of 4,200,000 shares of Class A common stock held by the Sponsor and not subject to possible redemption and 23,000,000 shares of Class A common stock subject to possible redemption. On June 9, 2023, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares in connection with the First Special Meeting for $197,694,657 in cash, resulting in 4,150,065 shares of Class A common stock issued and outstanding that are subject to possible redemption. On March 14, 2024, the holders of 2,986,952 shares of Class A common stock properly exercised their right to redeem their shares in connection with the Second Special Meeting for $32,214,591 in cash, resulting in 1,163,113 shares of Class A common stock issued and outstanding that are subject to possible redemption.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2024 or December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2024 or December 31, 2023.

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

On October 3, 2024, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 to cover expenses related to the Business Combination (the “Sponsor Promissory Note”). The Sponsor Promissory Note is non-interest bearing and payable on the earlier of September 30, 2025 or the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Sponsor Promissory Note will not be repaid and all amounts owed under the Sponsor Promissory Note will be forgiven except to the extent that the Company as funds available to it outside of the Trust Account.

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

Non-Redemption Agreements

On May 25, 2023, the Company and the Sponsor entered into Non-Redemption Agreements with unaffiliated third parties in exchange for such third parties agreeing (i) not to redeem an aggregate of 4,000,000 shares of Class A common stock sold in its initial public offering (the “Non-Redeemed Shares”) in connection with the First Special Meeting and (ii) to vote in favor of the First Extension Amendment Proposal and the First Extension at the First Special Meeting (other than with respect to certain shares acquired or to be acquired pursuant to the Non-Redemption Agreements). In exchange for the foregoing commitments, the Sponsor agreed to transfer to such third parties an aggregate of up to 1,499,996 shares of Class B common stock held by the Sponsor, with 500,000 of such shares to be transferred to such third parties promptly upon consummation of the First Extension, and an additional 166,666 shares to be transferred to such third parties monthly beginning on September 14, 2023 and up to, and including, February 14, 2024, if the board of directors of the Company elects to further extend the deadline to consummate an initial Business Combination at or prior to such date, in each case, if such third parties continue to hold such Non-Redeemed Shares through the First Special Meeting. Prior to March 31, 2024, the Company had extended the deadline to complete the business combination six times, to March 14, 2024, resulting in a total of 1,499,996 shares of Class B common stock being transferred to such third parties.

The Company accounted for the Non-Redemption Agreements in accordance with Staff Accounting Bulletin Topic 5T (“SAB Topic 5T”). The Company considered the Sponsor’s transfer of Class B common stock to the unaffiliated third parties in exchange for the Non-Redemption Agreements as a capital contribution by the Sponsor, and recognized the excess fair value of the transferred Class B common stock as a non-redemption agreement expense on the condensed consolidated statements of operations for the three and nine months ended September 30, 2024. The Company determined the excess fair value of the 1,499,996 Class B shares transferred to such third parties to be $1,209,879.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of September 30, 2024.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer who also acts as our principal accounting officer, the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a 15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, related to the fact that the Company has not yet designed and maintained effective controls relating to the presentation of our statement of cash flows and recognition of excise tax liability.

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, as of December 31, 2022, we identified a material weakness related to the fact that we had not yet designed and maintained effective controls relating to the presentation of our statements of cash flows, which continues to exist as of September 30, 2024. In addition, as previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, as of December 31, 2023, we identified a material weakness related to the fact that we had not yet designed and maintained effective controls relating to the recognition of excise tax liability within our financial statements, which continues to exist as of September 30, 2024.

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the quarter ended September 30, 2024.

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

In connection with the vote to approve the First Extension Amendment Proposal, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share of Class A common stock, for an aggregate redemption amount of $197,694,657. The Trustee redeemed $197,694,657 of marketable securities held in the Trust Account to pay the holders redeeming 18,849,935 shares of Class A common stock on July 7, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended September 30, 2024

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

November 14, 2024	Southport Acquisition Corporation

	By:	/s/ Jeb Spencer
Name: Jeb Spencer
Title: Chief Executive Officer (and Principal Financial Officer)