Form 10-K
period 2024-12-31
Southport Acquisition Corp
filed 2025-04-15
CIK 1865200

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Securities registered pursuant to Section 12(b) of the Act: None

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

The aggregate market value of the common stock held by non-affiliates of the registrant, computed as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was $58,404,301.

As of April 15, 2025, there were 4,237,987 shares of Class A common stock and 1,550,000 shares of Class B common stock of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. Those forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not a forward-looking statement. Many factors could cause actual future events to differ materially from the forward-looking statements in this report, including but not limited to:

●	the risk that the proposed transaction with Angel Studios (as hereinafter defined) may not be completed in a timely manner or at all, which may adversely affect the price of the combined company’s securities;
●	the risk that the proposed transaction with Angel Studios may not be completed by Southport’s business combination deadline and the potential failure to obtain an extension of the business combination deadline;
●	the failure to satisfy the conditions to the consummation of the proposed transaction with Angel Studios, including the adoption of the Merger Agreement (as hereinafter defined) by the stockholders of Southport and Angel Studios;
●	the lack of a third party valuation in determining whether or not to pursue the proposed transaction with Angel Studios;
●	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;
●	the effect of the announcement or pendency of the proposed transaction on Angel Studios’ business relationships, operating results, and business generally;
●	risks that the proposed transaction with Angel Studios disrupts current plans and operations of Angel Studios or diverts management’s attention from Angel Studios’ ongoing business operations and potential difficulties in Angel Studios employee retention as a result of the announcement and consummation of the proposed transaction;
●	the outcome of any legal proceedings that may be instituted against Angel Studios or against Southport related to the Merger Agreement or the proposed transaction;
●	the ability to list the combined company’s securities on a national securities exchange in connection with the proposed transaction with Angel Studios;
●	the price of Southport’s securities may be volatile due to a variety of factors, including changes in the competitive and highly regulated industries in which Southport plans to operate or Angel Studios operates, variations in operating performance across competitors, changes in laws and regulations affecting Southport’s or Angel Studios’ business, and changes in the combined capital structure;
●	the ability to implement business plans, forecasts, and other expectations after the completion of the proposed transaction with Angel Studios, and identify and realize additional opportunities;
●	the ability to recognize the anticipated benefits of the proposed transaction with Angel Studios, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably, maintain relationships with customers and suppliers and retain its management and key employees;
●	the evolution of the markets in which Angel Studios competes;
●	the costs related to the proposed transaction with Angel Studios;

●	Angel Studios’ expectations regarding its market opportunities;
●	risks related to domestic and international political and macroeconomic uncertainty, including the Russia-Ukraine conflict and the war in the Middle East;
●	the risk of downturns and a changing regulatory landscape in the highly competitive industry in which Angel Studios operates;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating some of their time to other businesses and potentially having conflicts of interest with us or in approving our initial business combination;
●	actual and potential conflicts of interest relating to our management team, or our sponsor or any of their respective affiliates;
●	our ability to draw from the support and expertise of affiliates of our sponsor;
●	our potential ability to obtain additional financing to complete our initial business combination on favorable terms, or at all;
●	our public securities’ potential liquidity and trading;
●	the lack of an active trading market for our securities;
●	the use of proceeds not held in the Trust Account (as hereinafter defined) or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties; or
●	our financial performance.

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

PART I

Unless otherwise stated or the context otherwise requires, references in this report to: (i) “we,” “us,” “our,” “SAC,” “the Company” or “our Company” are to Southport Acquisition Corporation; (ii) “founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our IPO (as defined herein), and the shares of our Class A common stock issued upon the conversion thereof; (iii) “initial business combination” has the meaning set forth in the immediately following paragraph; (iv) “management” or our “management team” are to our officers and directors; (v) “permitted withdrawals for tax” are to amounts withdrawn from interest earned on the funds held in the Trust Account (as defined herein) in order to pay our taxes; (vi) “private placement warrants” or “SAC Private Placement Warrants” are to our warrants purchased by our sponsor in the Private Placement (as defined herein); (vii) “public shares” or “SAC Public Shares” are to shares of our Class A common stock included in the units sold in our IPO (whether they were purchased in our IPO or thereafter in the open market); (viii) “public stockholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that the status of our sponsor and each member of our management team as a “public stockholder” shall only exist with respect to such public shares; (ix) “public warrants” or “SAC Public Warrants” are to our warrants included in the units sold in our IPO (whether they were purchased in our IPO or thereafter in the open market) and to the private placement warrants if held by third parties other than our sponsor or its permitted transferees; (x) “sponsor” are to Southport Acquisition Sponsor LLC, a Delaware limited liability company; (xi) “underwriter” are to BofA Securities, Inc., the underwriter of our IPO; (xii) “warrants” are to the public warrants and the private placement warrants, (xiii) “SAC Units” or “units” are to the units sold in our IPO; (xiv) “Angel Studios” or “ASI” are to Angel Studios, Inc.; (xv) “Third-Party SAC Investors” are to certain unaffiliated third parties to which the sponsor transferred shares of our Class B common stock in exchange for the commitments made by such third parties in the Non-Redemption Agreements (as defined herein); and (xvi) “Merger Sub” are to Sigma Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company.

Item 1.     Business.

General

Southport Acquisition Corporation is a blank check company incorporated as a Delaware corporation on April 13, 2021 and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. SAC has neither engaged in any operations nor generated any revenue to date. Based on SAC’s business activities, it is a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”).

On May 27, 2021, our sponsor acquired 7,187,500 shares of our Class B common stock in exchange for a capital contribution of $25,000. Prior to our sponsor’s acquisition of these shares of our Class B common stock, SAC had no assets, tangible or intangible. On November 24, 2021, our sponsor surrendered 1,437,500 shares of our Class B common stock for no consideration, thereby reducing the aggregate number of shares of our Class B common stock outstanding to 5,750,000, resulting in an effective purchase price paid for the shares of our Class B common stock of approximately $0.004 per share. Of the 5,750,000 shares of our Class B common stock then-outstanding, 750,000 were subject to forfeiture by our sponsor depending on the extent to which the underwriter’s over-allotment option was not exercised in the IPO. The number of shares of our Class B common stock outstanding was determined based on the expectation that the shares of our Class B common stock would represent 20% of the outstanding shares of our common stock upon the completion of our initial public offering (the “IPO”).

The registration statement for the IPO was declared effective on December 9, 2021. On December 14, 2021, SAC consummated the IPO, which involved SAC’s sale of 23,000,000 SAC Units at $10.00 per SAC Unit, generating gross proceeds of $230 million. The 23,000,000 SAC Units sold by SAC include 3,000,000 SAC Units purchased by the underwriter for the IPO pursuant to the full exercise of its option to purchase up to 3,000,000 additional SAC Units to cover over-allotments. Accordingly, no shares of our Class B common stock remain subject to forfeiture. Simultaneously with the closing of the IPO, SAC consummated the private sale of an aggregate of 11,700,000 warrants (the “SAC Private Placement Warrants”) to our sponsor at a price of $1.00 per SAC Private Placement Warrant, generating proceeds to SAC of $11.7 million.

Following the closing of the IPO on December 14, 2021, $234.6 million ($10.20 per SAC Unit) from the net proceeds of the sale of the SAC Units in the IPO and the sale of the SAC Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States, which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by SAC, until the earlier of: (i) the completion of a business combination, (ii) the redemption of any of the SAC Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of SAC’s obligation to provide its public stockholders the right to have their SAC Public Shares redeemed in connection with an initial business combination or to redeem 100% of the SAC Public Shares if SAC does not complete the initial business combination within the Combination Period (as defined below) or (b) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of SAC Public Shares if SAC is unable to complete the initial business combination within 18 months from December 14, 2021 (the “Combination Period”) or during any extended time that SAC has to consummate its initial Business Combination beyond such 18-month period (an “Extension Period”).

Extensions

On June 9, 2023 (the “First Extension Special Meeting”), SAC’s stockholders approved a proposal to amend our amended and restated certificate of incorporation (the “First Extension Amendment Proposal”) to extend the time that SAC has to consummate its initial business combination (the “First Extension”) from June 14, 2023 to September 14, 2023 and to allow the board of directors of SAC, without another stockholder vote, to elect to further extend the date to consummate an initial business combination after September 14, 2023 up to six times, by an additional month each time, up to March 14, 2024, providing SAC a 21-month period (or up to a 27-month period) from the closing of the IPO to consummate its initial business combination.

Prior to the First Extension Special Meeting, on May 25, 2023, SAC and our sponsor entered into voting and non-redemption agreements (the “Non-Redemption Agreements”) with the Third-Party SAC Investors in exchange for the Third-Party SAC Investors agreeing (i) not to redeem an aggregate of 4,000,000 SAC Public Shares (the “Non-Redeemed Shares”) in connection with the First Extension Special Meeting and (ii) to vote in favor of the First Extension Amendment Proposal and the First Extension at the First Extension Special Meeting (other than with respect to certain shares acquired or to be acquired pursuant to the Non-Redemption Agreements). In exchange for the foregoing commitments, our sponsor agreed to transfer to the Third-Party SAC Investors an aggregate of up to 1,499,996 shares of our Class B common stock held by our sponsor, with 500,000 of such shares to be transferred to the Third-Party SAC Investors promptly upon consummation of the First Extension, and an additional 166,666 shares to be transferred to the Third-Party SAC Investors monthly beginning on September 14, 2023 and up to, and including, February 14, 2024, if the board of directors of SAC elects to further extend the deadline to consummate an initial business combination at or prior to such date, in each case, if the Third-Party SAC Investors continue to hold such Non-Redeemed Shares through the First Extension Special Meeting.

In connection with the First Extension Special Meeting and the entry into the Non-Redemption Agreements, on May 25, 2023, pursuant to the terms of our amended and restated certificate of incorporation, our sponsor converted 4,200,000 shares of our Class B common stock held by it on a one-for-one basis into shares of our Class A common stock (the “Conversion”). After giving effect to the Conversion, SAC had an aggregate of 27,200,000 shares of our Class A common stock issued and outstanding, comprised of 4,200,000 shares held by our sponsor and not subject to possible redemption and 23,000,000 shares of our Class A common stock subject to possible redemption, and 1,550,000 shares of our Class B common stock issued and outstanding. In connection with the First Extension Special Meeting, the holders of 18,849,935 shares of our Class A common stock properly exercised their right to redeem their shares for an aggregate redemption amount of $197.7 million, resulting in 4,150,065 shares of our Class A common stock issued and outstanding and subject to possible redemption. The trustee processed the redemptions and withdrew the $197.7 million payable to the holders redeeming 18,849,935 shares of our Class A common stock on July 7, 2023. The board of directors of SAC approved six monthly extensions to extend the time SAC had to consummate an initial business combination from September 14, 2023 to March 14, 2024. In connection with each of the six monthly extensions, our sponsor transferred 166,666 shares of our Class B common stock held by our sponsor to the Third-Party SAC Investors in accordance with the Non-Redemption Agreements.

On March 14, 2024, SAC held a special meeting of stockholders (the “Second Extension Special Meeting”) and obtained approval to further amend our amended and restated certificate of incorporation to extend the time that SAC has to consummate its initial business combination from March 14, 2024 to December 14, 2024. In connection with the Second Extension Special Meeting, the holders of 2,986,952 shares of our Class A common stock properly exercised their right to redeem their shares for an aggregate redemption amount of $32.2 million, resulting in 1,163,113 shares of our Class A common stock issued and outstanding and subject to possible redemption.

On March 21, 2024, SAC received correspondence from the staff of NYSE Regulation of the New York Stock Exchange (“NYSE”) indicating that the staff has determined to commence proceedings to delist our Class A common stock, SAC Public Warrants and SAC Units, because SAC had fallen below the NYSE’s continued listing standard requiring a listed acquisition company to maintain an average aggregate global market capitalization attributable to its publicly held shares over a consecutive 30 trading day period of at least $40 million.

On April 8, 2024, the NYSE filed a Form 25 to delist our Class A common stock, SAC Public Warrants and SAC Units, and to remove such securities from registration under Section 12(b) of the Exchange Act. The delisting became effective ten days after the filing of the Form 25, and the deregistration became effective 90 days after the Form 25 filing. Our Class A common stock, SAC Public Warrants and SAC Units remain registered under Section 12(g) of the Exchange Act, and began trading on the OTC Pink Marketplace on or about March 22, 2024 under the ticker symbols “PORT,” “PORTW” and “PORTU,” respectively.

On October 2, 2024, SAC filed a definitive proxy statement (the “Original Third Extension Proxy Statement”) with respect to a special meeting of stockholders (the “Third Extension Special Meeting”) to obtain the approval of SAC’s stockholders to further amend our amended and restated certificate of incorporation to extend the time by which SAC must consummate its initial business combination from December 14, 2024 to September 30, 2025 (the “Third Extension Amendment Proposal”). On October 11, 2024, SAC received a redemption report from Continental Stock Transfer & Trust Company (“Continental” or the “Trustee”) indicating that, as of October 11, 2024, the holders of 985,170 shares of our Class A common stock had properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.08 per share. On October 14, 2024, SAC determined to postpone the Third Extension Special Meeting originally scheduled for October 15, 2024, to October 22, 2024, to allow additional time for SAC to engage with its stockholders and solicit redemption reversals. On October 21, 2024, SAC cancelled the Third Extension Special Meeting and announced that it intended to file an amendment to the definitive proxy statement to reflect the addition of a new proposal to further amend our amended and restated certificate of incorporation to eliminate the limitation that SAC may not redeem its outstanding shares of our Class A common stock to the extent that such redemption would result in SAC having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act) of less than $5,000,001, in order to allow SAC to redeem such shares irrespective of whether such redemption would exceed this limitation (the “Redemption Limitation Amendment Proposal”). Accordingly, the redemptions indicated on the October 11, 2024 redemption report from Continental in connection with the Third Extension Special Meeting were not processed.

On October 29, 2024, SAC filed an amendment to the Original Third Extension Proxy Statement that amended and restated the Original Third Extension Proxy Statement to: (1) reschedule the Third Extension Special Meeting originally scheduled for October 15, 2024, and postponed to October 22, 2024, to November 13, 2024 and (2) reflect the addition of the Redemption Limitation Amendment Proposal.

On November 13, 2024, SAC held the Third Extension Special Meeting and obtained approval of SAC’s stockholders of the Third Extension Amendment Proposal and the Redemption Limitation Amendment Proposal. In connection with the Third Extension Special Meeting, the holders of 1,125,126 shares of our Class A common stock properly exercised their right to redeem their shares for an aggregate redemption amount of $12.5 million, resulting in 37,987 shares of our Class A common stock issued and outstanding and subject to possible redemption. Accordingly, following such redemptions, there were 4,237,987 shares of our Class A common stock issued and outstanding (including 37,987 shares of our Class A common stock subject to possible redemption) and approximately $423.5 thousand held in the Trust Account.

On January 15, 2025, certain of the Third-Party SAC Investors transferred an aggregate of 262,502 shares of our Class B common stock back to our sponsor for no additional consideration in connection with the liquidation of certain of such investors’ investment vehicles. Accordingly, as of the date of this joint proxy statement/prospectus, our sponsor holds 4,200,000 shares of our Class A common stock, 312,506 shares of our Class B common stock and 11,700,000 SAC Private Placement Warrants.

Proposed Business Combination

On September 11, 2024, SAC entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among SAC, Merger Sub, and Angel Studios. The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, (i) at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions thereof, and in accordance with the Delaware General Corporation Law, as amended, Merger Sub will merge with and into Angel Studios, with Angel Studios continuing as the surviving corporation and a wholly owned subsidiary of SAC (the “Business Combination”); (ii) at the Closing, all of the outstanding capital stock of Angel Studios (other than shares subject to Angel Studios options, shares held in treasury and any dissenting shares) will be converted into the right to receive shares of our common stock, in an aggregate amount equal to (x) $1,500,000,000 plus the aggregate gross proceeds of any capital raised by Angel Studios prior to the Closing, divided by (y) $10.00; (iii) at the Closing, all of the outstanding options to acquire capital stock of Angel Studios will be converted into comparable options to acquire shares of our common stock (subject to appropriate adjustments to the number of shares of our common stock underlying such options and the exercise price of such options); (iv) subject to the approval of the holders of SAC Public Warrants, SAC will amend its public warrants so that, immediately prior to the Closing, each of the issued and outstanding public warrants automatically will convert into 0.1 newly issued share of our Class A common stock and such warrants will cease to be outstanding; and (v) at the Closing, SAC will be renamed “Angel Studios, Inc.”

For additional information about the Merger Agreement and the related agreements and transactions, please see the Registration Statement on Form S-4 initially by SAC with the U.S. Securities and Exchange Commission (the “SEC”) on November 12, 2024, as amended.

As of December 31, 2024, we had not yet commenced any operations. All activity from inception through December 31, 2024 relates to our formation, our IPO and our pursuit of a target company with which to effect our initial business combination. The Company has selected December 31 as its fiscal year end.

Our sponsor, Southport Acquisition Sponsor LLC, is a Delaware limited liability company that is owned by Jeb Spencer, our Chief Executive Officer, and other investors, including certain of our directors. Our sponsor is controlled by Mr. Spencer and Mr. Jared Stone, the Chairman of our board of directors.

Acquisition Criteria

The maturity and judgment of our management team will guide our acquisition process. If the Business Combination is not consummated, when evaluating candidate companies, we expect to use the following non-exclusive guidelines and characteristics for determining opportunities:

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

In the event that we decide to enter into our initial business combination with a target business that does not meet the above guidelines and characteristics, we will disclose the same in our stockholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy solicitation materials or tender offer documents that we will file with the SEC.

In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds, and large business enterprises seeking to divest non-core assets or divisions.

For additional information on our evaluation of the proposed Business Combination with Angel Studios and our board of directors’ reasons for recommending such Business Combination, please refer to our Registration Statement on Form S-4, initially filed with the SEC on November 12, 2024, as amended.

Acquisition Process

If the Business Combination is not consummated, in evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, as applicable and among other things, commercial and industry due diligence, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, and a review of financial and other information about the target and its industry. To help facilitate this evaluation, we will rely on input from our management team, sponsor and directors, including third party diligence providers if and as necessary.

Our amended and restated certificate of incorporation provides that our initial business combination must occur with one or more businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in the Trust Account). We refer to this as the “80% of net assets test.” Our board of directors will make the determination as to the fair market value of our initial business combination. The fair market value of the target businesses or assets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of our board of directors in evaluating the fair market value of the target businesses or assets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed initial business combination will provide public stockholders with our analysis of our satisfaction of the 80% of net assets test, as well as the basis for our determinations. If our board of directors is not able to independently determine the fair market value of the target businesses or assets, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”) or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of any applicable target business or asset, it may be unable to do so if the board is less familiar or experienced with such target business or asset, there is a significant amount of uncertainty as to the value of the target assets or the prospects of the target business, including if such business is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and our board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target businesses or assets meets the 80% threshold, unless such opinion includes material information regarding the valuation of a target business or asset or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required under applicable law, any proxy statement that we deliver to stockholders and file with the SEC in connection with a proposed initial business combination will include such opinion.

The structure of the proposed Business Combination is described above under “Proposed Business Combination.” As in the Business Combination, we anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business or businesses for the post-transaction company to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target or assets sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target or issue a substantial number of new shares of Class A common stock to third parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares of Class A common stock subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for the purposes of a tender offer or for seeking stockholder approval, as applicable.

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

For additional information on the terms and structure of the proposed Business Combination with Angel Studios, please refer to our Registration Statement on Form S-4, initially filed with the SEC on November 12, 2024, as amended.

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

Manner of Conducting Redemptions

The Business Combination requires the approval of our stockholders under the Merger Agreement. However, in the event the Business Combination is not consummated, we will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. If we structure a business combination transaction with a target business in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We may conduct redemptions of our public shares without a stockholder vote unless stockholder approval is required by applicable law or stock exchange listing requirement, or we decide to seek stockholder approval for business or other reasons. If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

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

Submission of Our Initial Business Combination to a Stockholder Vote

As with the Business Combination, in the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

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

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until September 30, 2025, unless an Extension Period applies, to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (1) cease all operations, except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of permitted withdrawals for tax and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, and our warrants will expire worthless if we fail to complete our initial business combination by September 30, 2025 or during any Extension Period.

Corporate Information

Our offices are located at 268 Post Road, Suite 200, Fairfield, Connecticut 06824, and our telephone number is (917) 503-9722. The information that is or may be contained on or accessible through any website that we may maintain is not part of this report and is not incorporated herein by reference.

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

Facilities

We currently maintain our executive offices at 268 Post Road, Suite 200, Fairfield, Connecticut 06824. We consider our current office space adequate for our current operations.

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

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to:

●	We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our public stockholders may not be afforded an opportunity to vote on our initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such initial business combination.
●	If we seek stockholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote, and depending on the number of stockholders who vote, our sponsor, officers and directors may have almost enough votes to approve our initial business combination based on the shares held by them.
●	Your only opportunity to affect the investment decision regarding our initial business combination will be limited to the exercise of your right to redeem your public shares from us for cash, unless we seek stockholder approval of such initial business combination.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our public shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our public shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your public shares.
●	The requirement that we complete our initial business combination by September 30, 2025, unless an Extension Period applies, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.
●	We may not be able to complete our initial business combination by September 30, 2025 or during any Extension Period, in which case we would cease all operations, except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the war in the Middle East.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the status of debt and equity markets.
●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
●	If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase public shares or public warrants from the public, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock.
●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination despite our compliance with the tender offer rules or proxy rules, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.
●	You will not be entitled to protections normally afforded to investors of certain other blank check companies.
●	If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our public shares, you will lose the ability to redeem all such shares in excess of 15% of our public shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination within the prescribed time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of the Trust Account, and our warrants will expire worthless.
●	If the funds not being held in the Trust Account are insufficient to allow us to operate until at least September 30, 2025, we may be unable to complete our initial business combination.
●	If the funds not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our management team or our sponsor or any of their respective affiliates to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.
●	The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.20 per share.
●	If we have not completed our initial business combination by September 30, 2025, or during any Extension Period, our public stockholders may be forced to wait beyond such prescribed time period before redemption from the Trust Account.
●	If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by our public stockholders may be less than $10.20 per share.
●	We identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future, or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
●	Other risks related to the proposed Business Combination as described in the Registration Statement on Form S-4 initially filed by SAC with the SEC on November 12, 2024 with respect to the Business Combination, and as subsequently amended.

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

As of December 31, 2024, we had $494,974 in cash held outside the Trust Account and a working capital deficit of $3,862,447, respectively. Further, we expect to incur significant costs in pursuit of our acquisition plans. Our plans to raise capital and to consummate our initial business combination may not be successful. In addition, management is currently evaluating the impact of the Russia-Ukraine war, the war in the Middle East, interest rate fluctuations and increased inflation, and the recently adopted SEC rules and amendments affecting special purpose acquisition corporations like the Company, and has concluded that while it is reasonably possible that such matters could have a negative effect on the Company’s financial position, cash flows, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of December 31, 2024.These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

Our sponsor, directors and officers have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination. The founder shares held by our sponsor and the Third-Party SAC Investors and the shares of Class A common stock held by our sponsor as a result of the Conversion, in the aggregate, represent approximately 99% of our issued and outstanding capital stock. As a result, we would not need any of the 37,987 public shares sold in our IPO and not redeemed in connection with the Special Meeting to be voted in favor of a transaction in order to have our initial business combination approved. We expect that our sponsor and its permitted transferees will own at least 99% of our outstanding shares of common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our sponsor and its permitted transferees agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders. Although none of our sponsor, directors or officers have any current intention to purchase our public shares, they are not restricted from doing so and there is no limit to the number of our public shares they may purchase. If they purchase any of our public shares and retain such shares until any stockholders vote on our initial business combination, the approval of our initial business combination by our stockholders will be even more likely.

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

The requirement that we complete our initial business combination by September 30, 2025, unless an Extension Period applies, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by September 30, 2025, unless an Extension Period applies. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination by September 30, 2025 or during any Extension Period, in which case we would cease all operations, except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by September 30, 2025, unless an Extension Period applies. If the Business Combination is not consummated, we may not be able to find an alternative suitable target business and complete our initial business combination within the prescribed time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will: (1) cease all operations, except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, subject to lawfully available funds therefor, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of permitted withdrawals for tax and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.20 per share, or less than $10.20 per share, on the redemption of their public shares, and our warrants will expire worthless. Please see “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by our public stockholders may be less than $10.20 per share” and other risk factors herein.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the war in the Middle East.

Global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the war in the Middle East. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the war in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in energy and other commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the war in the Middle East and subsequent sanctions or related actions, could adversely affect our search for a business combination and any target business with which we may ultimately consummate a business combination. The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described elsewhere in this Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we may ultimately consummate a business combination, may be materially adversely affected.

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

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. If the Business Combination is not consummated, this could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital, or the imposition of unattractive covenants to obtain such capital, needed to close business combinations or operate targets post-business combination. If the Business Combination is not consummated, this could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (1) the completion of our initial business combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide our public stockholders the right to have their public shares redeemed in connection with our initial business combination or to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2025 or during any Extension Period, or with respect to any other provision relating to stockholder rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we are unable to complete our initial business combination by September 30, 2025 or during any Extension Period, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within the prescribed time period for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in the Trust Account. In that case, public stockholders may be forced to wait beyond September 30, 2025 or longer to the extent there is any applicable Extension Period before they receive funds from the Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to such warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our securities have been delisted from the NYSE.

On March 21, 2024, we received correspondence from the staff of NYSE Regulation of the NYSE indicating that the staff has determined to commence proceedings to delist our Class A common stock, public warrants and units, because we had fallen below the NYSE’s continued listing standard requiring a listed acquisition company to maintain an average aggregate global market capitalization attributable to its publicly held shares over a consecutive 30 trading day period of at least $40.0 million.

On April 8, 2024, the NYSE filed a Form 25 to delist our Class A common stock, public warrants and units, and to remove such securities from registration under Section 12(b) of the Exchange Act. The delisting became effective ten days after the filing of the Form 25, and the deregistration became effective 90 days after the Form 25 filing. Our Class A common stock, public warrants and units remain registered under Section 12(g) of the Exchange Act, and began trading on the OTC Pink Marketplace on or about March 22, 2024 under the ticker symbols “PORT,” “PORTW” and “PORTU,” respectively.

We and the holders of our securities could be materially adversely impacted due to our securities being delisted from NYSE due to non-compliance with the above rules. The OTC Pink Marketplace is not a national securities exchange, and many companies have experienced limited liquidity when traded through this quotation system. Holders of our securities may, therefore, have difficulty selling their shares, should they decide to do so. In particular:

●	the price of our securities will likely decrease as a result of the loss of market efficiencies associated with NYSE;
●	holders may be unable to sell or purchase our securities when they wish to do so;
●	potential targets may deem us a less attractive partner with which to consummate a business combination than a SPAC traded on an active trading market such as the Nasdaq or the NYSE;
●	we may become subject to stockholder litigation;
●	we have lost the interest of institutional investors in our securities;
●	we have lost media and analyst coverage; and
●	we no longer have an active trading market for our securities, as our securities are only traded on one of the over-the-counter markets.

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

If the Business Combination is not consummated, we expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds from our IPO and the Private Placement, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Although our management team and our sponsor and any of their respective affiliates may invest or further invest, as applicable, in us in the future, they are under no obligation or other duty to do so.

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

If the funds not being held in the Trust Account are insufficient to allow us to operate until at least September 30, 2025, we may be unable to complete our initial business combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate until at least September 30, 2025, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plan to address this need for capital through potential additional loans from certain of our affiliates is discussed in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate until September 30, 2025; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination within the prescribed time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of the Trust Account and our warrants will expire worthless. Please see “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our public stockholders may be less than $10.20 per share” and other risk factors herein.

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

Of the net proceeds from our IPO and the Private Placement, as of December 31, 2024, only $494,974 was available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our management team, sponsor or directors or any of their respective affiliates to operate or may be forced to liquidate. None of our management team or our sponsor or any of their respective affiliates is under any obligation or other duty to loan funds to us in such circumstances. Any such loans would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination by September 30, 2025 or during any Extension Period. If we are unable to complete our initial business combination within the prescribed time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such case, our public stockholders may receive only $10.20 per share, or less in certain circumstances, and our warrants will expire worthless. Please see “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our public stockholders may be less than $10.20 per share” and other risk factors herein.

The securities in which we invest the proceeds held in the Trust Account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.20 per share.

The funds in the Trust Account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $387,467 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.20 per share.

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

If we have not completed our initial business combination by September 30, 2025, or during any Extension Period, our public stockholders may be forced to wait beyond such prescribed time period before redemption from the Trust Account.

If we have not completed our initial business combination by September 30, 2025, or during any Extension Period, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (net of permitted withdrawals for tax and less up to $100,000 of interest to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public stockholders from the Trust Account shall be effected prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution are subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In that case, investors may be forced to wait beyond September 30, 2025 before the redemption proceeds of the Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from the Trust Account. We have no obligation to return funds to investors prior to the redemption of our public shares or our liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated certificate of incorporation and then only in cases where public stockholders have properly sought to redeem their shares of Class A common stock. Only upon redemption of our public shares or our liquidation will public stockholders be entitled to distributions if we have not completed our initial business combination within the required time period and do not amend certain provisions of our amended and restated certificate of incorporation prior thereto.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by our public stockholders may be less than $10.20 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination by September 30, 2025, or during any Extension Period, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by our public stockholders could be less than the $10.20 per public share initially held in the Trust Account, due to claims of such creditors.

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

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account and not to seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination by September 30, 2025 or during any Extension Period. Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

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

As we did not enter into a definitive business combination agreement within 18 months after the effective date of our registration statement relating to the Public Offering, and did not complete our business combination within 24 months of such date, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide our public stockholders the right to have their public shares redeemed in connection with our initial business combination or to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2025, or during any Extension Period, or with respect to any other provision relating to stockholder rights or pre-initial business combination activity; and (iii) absent a business combination, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. Because we have invested the proceeds only in permitted instruments, we believe we are not an investment company subject to the Investment Company Act.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of the Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by September 30, 2025, or during any Extension Period, may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the prescribed time period in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

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

We may not hold an annual meeting of stockholders until after we consummate our initial business combination and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to discuss company affairs with management. In addition, prior to our initial business combination, (a) as holders of our Class A common stock, our public stockholders will not have the right to vote on the election of our directors, and (b) only holders of a majority of the issued and outstanding shares of our Class B common stock may remove a member of our board of directors with or without cause.

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

Because we are not limited to evaluating target businesses in a particular industry, sector or geography, you will be unable to ascertain the merits or risks of any particular target business’s operations.

If the Business Combination is not consummated, we may seek to complete a business combination with an operating company in any industry, sector or geography. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in acquisition targets that may be outside of our management’s areas of expertise.

If the Business Combination is not consummated, we will consider a business combination in sectors which may be outside of our management’s areas of expertise if such business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

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

Although we have identified general guidelines and characteristics for evaluating prospective target businesses, if the Business Combination is not consummated, it is possible that a target business with which we enter into our initial business combination will not have attributes entirely consistent with such guidelines and characteristics. If we complete our initial business combination with a target that does not meet some or all of these guidelines and characteristics, such combination may not be as successful as a combination with a business that does meet all of our guidelines and characteristics. In addition, if we announce a prospective business combination with a target that does not meet our general guidelines and characteristics, a greater number of public stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general guidelines and characteristics. If we are unable to complete our initial business combination within the prescribed time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of the Trust Account and our warrants will expire worthless.

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

In addition, if our board of directors is not able to determine the fair market value of the target businesses or assets, in connection with the provision of our amended and restated certificate of incorporation that requires that an initial business combination be with one or more businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discount), we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm with respect to the satisfaction of such criteria.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of December 31, 2024, there were 172,562,013 and 18,450,000 authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants, but not shares reserved upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holders thereof, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2024, there were no shares of preferred stock issued and outstanding.

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

If the Business Combination is not consummated, we anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination within the prescribed time period, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, on the liquidation of the Trust Account and our warrants will expire worthless. Please see “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by our public stockholders may be less than $10.20 per share” and other risk factors herein.

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

As of March 31, 2025, our sponsor held an aggregate of 312,506 founder shares and 4,200,000 public shares, representing 99.1 % of our outstanding public shares and an aggregate of 11,700,000 private placement warrants entitling the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment. The founder shares will be worthless if we do not complete an initial business combination by September 30, 2025 or during any Extension Period.

The founder shares are identical to the public shares, except that: (1) only holders of the founder shares have the right to vote on the election of directors and to remove directors prior to our initial business combination; (2) the founder shares are subject to certain transfer restrictions contained in a letter agreement; (3) our sponsor, directors and officers have entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination, (b) waive their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide our public stockholders the right to have their public shares redeemed in connection with our initial business combination or to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by September 30, 2025, or during any Extension Period, or (B) with respect to any other provision relating to stockholder rights or pre-initial business combination activity; and (c) waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial business combination by September 30, 2025, or during any Extension Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination by September 30, 2025, or during any Extension Period); (4) the founder shares are automatically convertible into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holders thereof, on a one-for-one basis, subject to adjustment, as described herein; and (5) the holders of founder shares are entitled to registration rights. If we submit our initial business combination to our public stockholders for a vote, our sponsor and officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them purchased during or after our IPO in favor of our initial business combination. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial business combination. Any such amendments or waivers would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible and may have an adverse effect on the value of an investment in our securities.

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

As of December 31, 2024, the Trust Account held $429,151 in funds available to complete our initial business combination.

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

As in the Business Combination, we may structure our initial business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in our initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target or issue a substantial number of new shares of Class A common stock to third parties in connection with financing our initial business combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions of public shares in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all public shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination (including, potentially, with the same target).

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. In connection with the Merger Agreement, we intend to seek approval from the holders of SAC Public Warrants to amend the Warrant Agreement, dated as of December 9, 2021, between us and Continental, as warrant agent, to provide that, as contemplated by the Merger Agreement, immediately prior to the Closing, each of the issued and outstanding SAC Public Warrants automatically will convert into 0.1 newly issued share of our Class A common stock, with any fractional entitlement being rounded down. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any such amendment would be deemed to fundamentally change the nature of any of the securities issued in our IPO, we would register, or seek an exemption from registration for, the affected securities.

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

Our amended and restated certificate of incorporation provides that any of its provisions (other than provisions relating to the appointment and removal of directors prior to our initial business combination, which may only be amended with the approval of the holders of a majority of the outstanding shares of our Class B common stock) related to pre-business combination activity (including the requirement to deposit proceeds from our IPO and the Private Placement into the Trust Account and not release such amounts, except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of the outstanding shares of our common stock, and corresponding provisions of the trust agreement governing the release of funds from the Trust Account may be amended if approved by holders of at least 65% of the outstanding shares of our common stock. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of the outstanding shares of our common stock, subject to applicable provisions of the DGCL, or applicable stock exchange rules. We may not issue additional securities with the right to vote on amendments to our amended and restated certificate of incorporation or on our initial business combination. Our sponsor, which owned 99.1% of our Class A common stock and 20.2% of our Class B common stock as of March 31, 2025, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our sponsor, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to provide our public stockholders the right to have their public shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2025, or during any Extension Period, or with respect to any other provision relating to stockholder rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

Our warrants were issued in registered form under a warrant agreement between Continental, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity, mistake (including to conform the warrant agreement to the description thereof herein) or correct any defective provision, but requires the approval by the holders of a majority of the outstanding public warrants to make any change that adversely affects the interests of the holders of our warrants. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of a majority of the outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, a majority of the outstanding private placement warrants approve such amendment. Although our ability to amend the terms of the warrants with the consent of a majority of the outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period, decrease the number of shares of our common stock purchasable upon exercise of a warrant or effect accounting for the warrants as equity. Our sponsor may purchase public warrants with the intention of reducing the number of public warrants outstanding or to vote such public warrants on any matters submitted to warrant holders for approval, including amending the terms of the warrants in a manner adverse to the interests of the holders of public warrants. While our sponsor has no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for such transactions, there is no limit on the number of our public warrants that our sponsor may purchase and it is not currently known how many public warrants, if any, our sponsor may hold at the time of our initial business combination or at any other time during which the terms of the warrants may be proposed to be amended.

In connection with the Merger Agreement, we intend to seek approval from the holders of SAC Public Warrants to amend the Warrant Agreement, dated as of December 9, 2021, between us and Continental, as warrant agent, to provide that, as contemplated by the Merger Agreement, immediately prior to the Closing, each of the issued and outstanding SAC Public Warrants automatically will convert into 0.1 newly issued share of our Class A common stock, with any fractional entitlement being rounded down.

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

As of March 31, 2025, our sponsor held 312,506 founder shares, 4,200,000 public shares issued in connection with the Conversion and 11,700,000 private placement warrants. The founder shares are convertible into shares of Class A common stock, as provided herein, on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our management team, sponsor or directors or any of their respective affiliates make any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant, at the option of the lender. Such warrants would be identical to the private placement warrants.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination by September 30, 2025 or during any Extension Period.

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

If the Business Combination is not consummated and our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

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

A 1% U.S. federal excise tax could be imposed on us in connection with redemptions.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into federal law. The IRA provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations (each, a “covered corporation”). Because we are a Delaware corporation and our securities are trading on the OTC Pink Marketplace, we are a “covered corporation” for this purpose. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the excise tax. The IRA applies only to repurchases that occur after December 31, 2022.

In connection with the First Extension Special Meeting, the holders of 18,849,935 shares of our Class A common stock properly exercised their right to redeem their shares for an aggregate redemption amount of $197.7 million, resulting in 4,150,065 shares of our Class A common stock issued and outstanding and subject to possible redemption. The trustee processed the redemptions and withdrew the $197.7 million payable to the holders redeeming 18,849,935 shares of our Class A common stock on July 7, 2023. In connection with the Second Extension Special Meeting, the holders of 2,986,952 shares of our Class A common stock properly exercised their right to redeem their shares for an aggregate redemption amount of $32.2 million, resulting in 1,163,113 shares of our Class A common stock issued and outstanding and subject to possible redemption. In connection with the Third Extension Special Meeting, the holders of 1,125,126 shares of our Class A common stock properly exercised their right to redeem their shares for an aggregate redemption amount of $12.5 million, resulting in 37,987 shares of our Class A common stock issued and outstanding and subject to possible redemption. Such redemptions may be subject to the excise tax.

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

We identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future, or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

In connection with the audit of our financial statements as of and for the year ended December 31, 2022, we identified a material weakness in our internal control over financial reporting related to the presentation of our statements of cash flows, specifically we incorrectly presented dividends earned and reinvested in money market mutual funds on the trust account within the cash flows from operating activities section on our statement of cash flows and did not present a sale and purchase of marketable securities held in the trust account. Additionally, in connection with the audit of our financial statements as of and for the year ended December 31, 2023, we identified a material weakness in our internal control over financial reporting related to the recognition of excise tax liability, specifically we did not establish an excise tax liability in connection with the stockholders’ redemption of Class A common stock. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management, with oversight from the board of directors and the audit committee of the board of directors implemented a remediation plan for these material weaknesses, including, among other things, additional post-closing review procedures including consulting with subject matter experts related to the accounting for marketable securities and stockholder redemptions. We cannot be certain as to the timing of completion of our evaluation, testing, and remediation actions or their effect on our operations.

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

Item 2.     Properties.

We do not own or lease any real estate or other physical properties materially important to our operation. We currently maintain our executive offices at 268 Post Road, Suite 200, Fairfield, Connecticut 06824. We consider our current office space adequate for our current operations.

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

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A common stock and warrants are each traded on the OTC Pink Marketplace under the symbols “PORTU,” “PORT” and “PORTW,” respectively. Our units, Class A common stock and warrants began trading on the OTC Pink Marketplace on or about March 22, 2024.

Holders

On March 31, 2025, there was 1 holder of record of our units, 2 holders of record of our Class A common stock, 2 holders of record of our warrants, and 21 holders of record of our founder shares.

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

Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds deposited in the Trust Account will not be released from the Trust Account until the earliest of (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide our public stockholders the right to have their public shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2025 or during an Extension Period or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (c) the redemption of all of our public shares if we are unable to complete our initial business combination by September 30, 2025 or during any Extension Period, subject to applicable law. The proceeds held in the Trust Account may only be invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations.

Extensions

On June 9, 2023, at the First Extension Special Meeting, the Company’s stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation to extend the time that the Company has to consummate its initial business combination from June 14, 2023 to September 14, 2023 and to allow the board of directors of the Company, without another stockholder vote, to elect to further extend the date to consummate an initial business combination after September 14, 2023 up to six times, by an additional month each time, up to March 14, 2024, providing the Company a 21-month period (or up to a 27-month period) from the closing of the IPO to consummate its initial business combination.

Prior to the First Extension Special Meeting, on May 25, 2023, the Company and our sponsor entered into the Non-Redemption Agreements with the Third-Party SAC Investors in exchange for the Third-Party SAC Investors agreeing (i) not to redeem the Non-Redeemed Shares in connection with the First Extension Special Meeting and (ii) to vote in favor of the First Extension Amendment Proposal and the First Extension at the First Extension Special Meeting (other than with respect to certain shares acquired or to be acquired pursuant to the Non-Redemption Agreements). In exchange for the foregoing commitments, our sponsor agreed to transfer to the Third-Party SAC Investors an aggregate of up to 1,499,996 shares of our Class B common stock held by our sponsor, with 500,000 of such shares to be transferred to the Third-Party SAC Investors promptly upon consummation of the First Extension, and an additional 166,666 shares to be transferred to the Third-Party SAC Investors monthly beginning on September 14, 2023 and up to, and including, February 14, 2024, if the board of directors of SAC elects to further extend the deadline to consummate an initial business combination at or prior to such date, in each case, if the Third-Party SAC Investors continue to hold such Non-Redeemed Shares through the First Extension Special Meeting.

In connection with the First Extension Special Meeting and the entry into the Non-Redemption Agreements, on May 25, 2023, pursuant to the terms of our amended and restated certificate of incorporation, our sponsor converted 4,200,000 shares of our Class B common stock held by it on a one-for-one basis into shares of our Class A common stock. After giving effect to the Conversion, we had an aggregate of 27,200,000 shares of our Class A common stock issued and outstanding, comprised of 4,200,000 shares held by our sponsor and not subject to possible redemption and 23,000,000 shares of our Class A common stock subject to possible redemption, and 1,550,000 shares of our Class B common stock issued and outstanding.

In connection with the First Extension Special Meeting, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for cash, resulting in 4,150,065 shares of Class A common stock issued and outstanding and subject to possible redemption.

The board of directors of the Company approved six monthly extensions to extend the time the Company had to consummate an initial business combination from September 14, 2023 to March 14, 2024. In connection with each of the six monthly extensions, our sponsor transferred 166,666 shares of our Class B common stock held by the sponsor to the Third-Party SAC Investors in accordance with the Non-Redemption Agreements.

In addition, on March 14, 2024, at the Second Extension Special Meeting, the Company’s stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation to further extend the time that the Company has to consummate its initial business combination from March 14, 2024 to December 14, 2024.

In connection with the Second Extension Special Meeting, the holders of 2,986,952 shares of Class A common stock properly exercised their right to redeem their shares for an aggregate redemption amount of $32,214,591, resulting in 1,163,113 shares of Class A common stock issued and outstanding and subject to possible redemption.

On March 21, 2024, the Company received correspondence from the staff of NYSE Regulation of the NYSE indicating that the staff has determined to commence proceedings to delist our Class A common stock, SAC Public Warrants and SAC Units, because the Company had fallen below the NYSE’s continued listing standard requiring a listed acquisition company to maintain an average aggregate global market capitalization attributable to its publicly held shares over a consecutive 30 trading day period of at least $40.0 million.

On April 8, 2024, the NYSE filed a Form 25 to delist our Class A common stock, SAC Public Warrants and SAC Units, and to remove such securities from registration under Section 12(b) of the Exchange Act. The delisting became effective ten days after the filing of the Form 25, and the deregistration became effective 90 days after the Form 25 filing. Our Class A common stock, SAC Public Warrants and SAC Units remain registered under Section 12(g) of the Exchange Act, and began trading on the OTC Pink Marketplace on or about March 22, 2024 under the ticker symbols “PORT,” “PORTW” and “PORTU,” respectively.

On October 2, 2024, the Company filed a definitive proxy statement with respect to the Third Extension Special Meeting to obtain stockholder approval of the Third Extension Amendment Proposal. On October 11, 2024, the Company received a redemption report from the Trustee indicating that, as of October 11, 2024, the holders of 985,170 shares of the Company’s Class A common stock had properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.08 per share. On October 14, 2024, the Company determined to postpone the Third Extension Special Meeting originally scheduled for October 15, 2024, to October 22, 2024, to allow additional time for the Company to engage with its stockholders and solicit redemption reversals. On October 21, 2024, the Company cancelled the Third Extension Special Meeting and announced that it intended to file an amendment to the definitive proxy statement to reflect the addition of the Redemption Limitation Amendment Proposal. Accordingly, the redemptions indicated on the October 11, 2024 redemption report from the Trustee in connection with the Third Extension Special Meeting were not processed.

On October 29, 2024, the Company filed an amendment to the Original Filing that amends and restates the Original Filing to: 1) reschedule the Third Extension Special Meeting originally scheduled for October 15, 2024 and postponed to October 22, 2024 (as previously disclosed in the Current Report on Form 8-K filed with the SEC on October 15, 2024) to November 13, 2024 and 2) reflect the addition of the Redemption Limitation Amendment Proposal.

On November 12, 2024, the Company filed a Registration Statement on Form S-4 with the SEC in connection with the Business Combination with Angel Studios.

On November 13, 2024, the Company held the Third Extension Special Meeting, at which the Company’s stockholders approved the Third Extension Amendment Proposal and the Redemption Limitation Amendment Proposal. In connection with the vote to approve the Third Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the holders of 1,125,126 shares of the Company’s Class A common stock properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $11.15 per share of Class A common stock, for an aggregate redemption amount of $12,543,118.

Proposed Business Combination

Merger Agreement

On September 11, 2024, the Company entered into the Merger Agreement, by and among the Company, Merger Sub, and Angel Studios. The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, (i) at the Closing, upon the terms and subject to the conditions thereof, and in accordance with the Delaware General Corporation Law, as amended, Merger Sub will merge with and into Angel Studios, with Angel Studios continuing as the surviving corporation and a wholly owned subsidiary of SAC; (ii) at the Closing, all of the outstanding capital stock of Angel Studios (other than shares subject to Angel Studios options, shares held in treasury and any dissenting shares) will be converted into the right to receive shares of our common stock, in an aggregate amount equal to (x) $1,500,000,000 plus the aggregate gross proceeds of any capital raised by Angel Studios prior to the Closing, divided by (y) $10.00; (iii) at the Closing, all of the outstanding options to acquire capital stock of Angel Studios will be converted into comparable options to acquire shares of our common stock (subject to appropriate adjustments to the number of shares of our common stock underlying such options and the exercise price of such options); (iv) subject to the approval of the holders of SAC’s public warrants, SAC will amend its public warrants so that, immediately prior to the Closing, each of the issued and outstanding SAC public warrants automatically will convert into 0.1 newly issued share of our Class A common stock and such warrants will cease to be outstanding; and (v) at the Closing, SAC will be renamed “Angel Studios, Inc.”

The Merger Agreement is subject to the satisfaction or waiver of certain customary closing conditions, including, among others, (i) the absence of any law or injunction prohibiting the consummation of the Business Combination, (ii) the effectiveness of the registration statement on Form S-4 filed by SAC in connection with the transaction, (iii) the approval of the Merger Agreement and the transactions contemplated thereby by the respective stockholders of SAC and Angel Studios, and (iv) the receipt of approval for listing on the New York Stock Exchange or the Nasdaq Stock Market (or any other nationally recognized stock exchange in the United States as may be agreed by Angel Studios and SAC) of our Class A common stock (including shares issued in the transaction).

Each party’s obligations to consummate the Business Combination are also conditioned upon the accuracy of the other party’s representations and warranties, subject to customary materiality and material adverse effect qualifiers, and the performance in all material respects by the other party of its covenants in the Merger Agreement to be performed as of or prior to the Closing.

The Merger Agreement contains additional covenants, including, among others, providing for (i) the parties to conduct their respective businesses in the ordinary course through the Closing, (ii) the parties to not initiate any negotiations or enter into any agreements for certain alternative transactions, (iii) SAC to prepare and file a registration statement on Form S-4, including a joint proxy statement/prospectus, and take certain other actions to obtain the requisite approval of SAC stockholders of certain proposals regarding the Business Combination and SAC warrant holders regarding the warrant conversion, and (iv) the parties to use reasonable best efforts to obtain necessary approvals from governmental agencies.

The Merger Agreement contains customary representations and warranties by SAC, Merger Sub and Angel Studios. The representations and warranties of the respective parties to the Merger Agreement generally will not survive the Closing.

The Merger Agreement may be terminated at any time prior to the Closing (i) by written consent of SAC and Angel Studios, (ii) by either Angel Studios or SAC, if certain approvals of the stockholders of SAC or Angel Studios, to the extent required under the Merger Agreement, are not obtained as set forth therein, (iii) by Angel Studios, if there is a Modification in Recommendation (as defined in the Merger Agreement), or by SAC, if there is a Company Modification in Recommendation (as defined in the Merger Agreement), and (iv) by either SAC or Angel Studios in certain other circumstances set forth in the Merger Agreement, including (a) if any governmental authority shall have issued or otherwise entered a final, non-appealable order making consummation of the Merger illegal or otherwise preventing or prohibiting consummation of the Merger, (b) in the event of certain uncured material breaches by the other party or (c) if the Closing has not occurred on or before September 30, 2025.

Support Agreement

On September 11, 2024, SAC also entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), by and among SAC, our sponsor and Angel Studios, pursuant to which our sponsor has agreed to, among other things, (i) vote in favor of the Merger Agreement and the transactions contemplated thereby and (ii) not redeem its shares of our common stock in connection therewith. In addition, our sponsor has agreed to forfeit all of the private placement warrants held by it at the Closing for no additional consideration. Our Sponsor has also agreed to cover certain expenses incurred by SAC that are unpaid and payable at the Closing in excess of a specified cap. The Sponsor Agreement will terminate upon the earlier of the termination of the Merger Agreement or written agreement by the parties.

Angel Studios Stockholder Support Agreement

On September 11, 2024, SAC also entered into a Stockholder Support Agreement (the “Angel Studios Stockholder Support Agreement”) by and among SAC, Angel Studios and certain stockholders of Angel Studios (the “Key Stockholders”). Under the Angel Studios Stockholder Support Agreement, the Key Stockholders agreed, with respect to the outstanding shares of Angel Studios common stock held by such Key Stockholders, to vote their shares or execute and deliver a written consent adopting the Merger Agreement and related transactions and approving the Merger Agreement and transactions contemplated thereby.

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, SAC, our sponsor, certain equity holders of Angel Studios, Jared Stone and the other parties thereto, will enter into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which SAC will grant customary registration rights to the other parties thereto, including to register for resale, pursuant to Rule 415 under the Securities Act, certain shares of SAC common stock that are held by the other parties thereto.

Lock-Up Agreement

The Merger Agreement contemplates that, at the Closing, SAC and the Key Holders (as defined in the Merger Agreement) will enter into a Lock-Up Agreement (the “Lock-Up Agreement”). The Lock-Up Agreement contains certain restrictions on transfer with respect to shares of SAC common stock held by the Key Holders immediately following the Closing (other than shares purchased in the public market after the Closing) and the shares of SAC common stock issued to directors and executive officers of the combined company upon settlement or exercise of stock options or other equity awards outstanding as of immediately following the Closing in respect of awards of Angel Studios outstanding immediately prior to the Closing (the “Lock-Up Shares”). Such restrictions begin at the Closing and end on the earlier of (i) one year after the Closing and (ii) (a) for 33% of the Lock-Up Shares, the date on which the last reported sale price of SAC common stock equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period commencing at least 30 days after the Closing and (b) for an additional 50% of the Lock-Up Shares, the date on which the last reported sale price of SAC common stock equals or exceeds $15.00 per share for any 20 trading days within any 30-trading day period commencing at least 30 days after the Closing.

For additional information about the Merger Agreement and the related agreements and transactions, please see the Registration Statement on Form S-4 initially by SAC with the SEC on November 12, 2024, as amended.

Results of Operations and Known Trends or Future Events

Our entire activity from inception through December 31, 2024 relates solely to our formation, our IPO and, pursuit of an initial business combination. We have not generated any operating revenues to date, and we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2024, we had net loss of $5,107,051 which consisted of operating expenses of $1,587,286, a loss on the change in the fair value of the warrant liability of $4,058,500, a $274,973 financing expense, and a provision for income tax of $152,466, offset by dividend income of $966,174.

In comparison, for the year ended December 31, 2023, we had net income of $2,729,602, which consisted of dividend income of $6,707,678 on marketable securities held in trust, offset by operating expenses of $1,670,440, a provision for income tax of $1,319,280, a $934,906 financing expense, and a $53,450 loss on the change in fair value of the warrant liability.

Liquidity, Capital Resources and Going Concern

As of December 31, 2024, we had $494,974 in operating cash and a working capital deficit of $3,862,447, compared to $2,171,553 in operating cash and working capital of $2,808,465 as of December 31, 2023.

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

A total of $234,600,000 of the proceeds from the initial public offering and the sale of the private placement warrants was placed in a U.S.-based Trust Account at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. In connection with the First Extension Special Meeting, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for an aggregate redemption amount of $197,694,657, resulting in 4,150,065 shares of Class A common stock issued and outstanding and subject to possible redemption. In connection with the Second Extension Special Meeting, the holders of 2,986,952 shares of Class A common stock properly exercised their right to redeem their shares for an aggregate redemption amount of $32,214,591, resulting in 1,163,113 shares of Class A common stock issued and outstanding and subject to possible redemption. In connection with the Third Extension Special Meeting, the holders of 1,125,126 shares of Class A common stock properly exercised their right to redeem their shares for an aggregate redemption amount of $12,543,118, resulting in 37,987 shares of Class A common stock issued and outstanding and subject to possible redemption. Accordingly as of December 31, 2024 and 2023, there was $429,151 and $44,709,805 held in the Trust Account, respectively.

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

For the year ended December 31, 2024, net cash used in operating activities was $2,284,359. Net loss of $5,107,051 was increased by accrued dividends on marketable securities held in trust of $1,603 and a $1,509,178 decrease in operating assets and liabilities, offset by a $4,058,500 loss on the change in fair value of the warrant liability and $274,973 of financing expense related to the transfer of Class B common stock from the sponsor to unaffiliated third parties under non-redemption agreements.

For the year ended December 31, 2023, net cash provided by operating activities was $5,542,225. Net income of $2,729,602 was increased by a $53,450 gain on the change in fair value of the warrant liability, $934,906 of financing expense related to the transfer of Class B common stock from the sponsor to unaffiliated third parties under non-redemption agreements, and a $2,022,686 increase in operating assets and liabilities, offset by accrued dividends on marketable securities held in trust of $198,419.

As of December 31, 2024 and 2023, we had marketable securities held in the Trust Account of $429,151 and $44,709,805, respectively, consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of December 31, 2024 and 2023, we had cash of $494,974 and $2,171,553 held outside the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

The sponsor has committed to making capital contributions to the Company in order to fund its search for and consummation of an initial business combination. The sponsor has provided cash contributions of $644,227 and $800,000 for the years ended December 31, 2024 and December 31, 2023, respectively.

On October 3, 2024, the sponsor agreed to loan the Company an aggregate of up to $1,000,000 to cover expenses related to the Business Combination (the “Sponsor Promissory Note”). The Sponsor Promissory Note is non-interest bearing and payable on the earlier of September 30, 2025 or the date on which the Company consummates an initial business combination. If the Company does not consummate a business combination, the Sponsor Promissory Note will not be repaid and all amounts owed under the Sponsor Promissory Note will be forgiven except to the extent that the Company as funds available to it outside of the Trust Account. As of December 31, 2024, the Company drew $439,004 under the Sponsor Promissory Note.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2024 and 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of December 31, 2024 or 2023.

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

We have entered into a letter agreement with our sponsor pursuant to which we are required to pay our sponsor a total of $15,000 per month for office space, utilities, and secretarial and administrative services, commencing on December 10, 2021, through the earlier of our initial business combination and our liquidation.

On October 3, 2024, the sponsor agreed to loan the Company an aggregate of up to $1,000,000 to cover expenses related to the Business Combination. The Sponsor Promissory Note is non-interest bearing and payable on the earlier of September 30, 2025 or the date on which the Company consummates an initial business combination. If the Company does not consummate a business combination, the Sponsor Promissory Note will not be repaid and all amounts owed under the Sponsor Promissory Note will be forgiven except to the extent that the Company as funds available to it outside of the Trust Account.

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

Non-redemption Agreements

On May 25, 2023, the Company and the sponsor entered into Non-Redemption Agreements with the Third-Party SAC Investors in exchange for the Third-Party SAC Investors agreeing (i) not to redeem an aggregate of 4,000,000 shares of Class A common stock sold in its initial public offering in connection with the First Extension Special Meeting and (ii) to vote in favor of the First Extension Amendment Proposal and the First Extension at the First Extension Special Meeting (other than with respect to certain shares acquired or to be acquired pursuant to the Non-Redemption Agreements). In exchange for the foregoing commitments, the sponsor agreed to transfer to such third parties an aggregate of up to 1,499,996 shares of Class B common stock held by the sponsor, with 500,000 of such shares to be transferred to such third parties promptly upon consummation of the First Extension, and an additional 166,666 shares to be transferred to such third parties monthly beginning on September 14, 2023 and up to, and including, February 14, 2024, if the board of directors of the Company elects to further extend the deadline to consummate an initial business combination at or prior to such date, in each case, if such third parties continue to hold such Non-Redeemed Shares through the First Extension Special Meeting. The board of directors of the Company approved six monthly extensions to extend the time the Company had to consummate an initial business combination from September 14, 2023 to March 14, 2024. In connection with each of the six monthly extensions, our sponsor transferred 166,666 shares of our Class B common stock held by the sponsor to the Third-Party SAC Investors in accordance with the Non-Redemption Agreements.

The Company accounted for the Non-Redemption Agreements in accordance with Staff Accounting Bulletin Topic 5T (“SAB Topic 5T”). The Company considered the sponsor’s transfer of Class B common stock to the unaffiliated third parties in exchange for the Non-Redemption Agreements as a capital contribution by the sponsor and recognized the excess fair value of the transferred Class B common stock as a financing expense on the statements of operations. The Company determined the excess fair value of the 1,499,996 shares of Class B common stock transferred to such third parties to be $1,209,879.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of December 31, 2024.

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

Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer who also acts as our principal accounting officer, the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer who also acts as our principal accounting officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

As of December 31, 2024, we identified a material weakness related to fact that we have not yet designed and maintained effective controls related to our process for recording accrued liabilities, specifically we did not relieve an accrual that was no longer due and payable once it became likely that it would not be due and payable. As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, as of December 31, 2022, we identified a material weakness related to the fact that we have not yet designed and maintained effective controls relating to the presentation of our statement of cash flows, which continues to exist as of December 31, 2024. In addition, as previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, as of December 31, 2023, we identified a material weakness related to the fact that we had not yet designed and maintained effective controls relating to the recognition of excise tax liability within our financial statements, which continues to exist as of December 31, 2024.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024 as a result of the material weaknesses in internal control over financial reporting described above.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report.

Remediation Plan

We will implement a remediation plan to address the material weakness identified as of December 31, 2024. Our Chief Executive Officer will perform additional post-closing review procedures including confirmation with vendors of amounts owed and outstanding at each period end. As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, we implemented a remediation plan to address the material weakness identified as of December 31, 2022. Our Chief Executive Officer will continue to perform additional post-closing review procedures including consulting with subject matter experts related to the accounting for marketable securities and stockholder redemptions. Additionally, we implemented a remediation plan to address the material weakness identified as of December 31, 2023. Our Chief Executive Officer will continue to perform additional post-closing review procedures including consulting with tax and legal subject matter experts related to the accounting for stockholder redemptions. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements, we have improved, and will continue to improve, these processes to ensure that transactions are effectively evaluated in the context of the increasingly complex accounting standards. We plan to continue to enhance our review procedures of evaluating and implementing the accounting standards that apply to our financial statements, including additional analyses by our personnel and third-party professionals with whom we consult regarding complex accounting, tax and legal matters. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Item 9C.    Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Title
Jeb Spencer	56	Chief Executive Officer and Director
Jared Stone	54	Chairman
Sigmund Anderman	83	Director
Matthew Hansen	46	Director
Jennifer Nuckles	50	Director
Cathleen Schreiner Gates	70	Director
David Winfield	73	Director

Jeb Spencer is our Chief Executive Officer and has served as a member of our board of directors since May 2021. He is the co-founder and managing partner of TVC Capital, a software focused, growth equity fund, a position he has held since 2006. He has been a chief executive officer, investor and board member of SaaS companies for the last 20 years. He has served on the board of directors of 16 other software companies, including SmartAction (2018 to 2024), SimpleNexus (2018 to 2022); Levels Beyond (2012 to 2021); ReverseVision (2012 to 2022); Docupace Technologies (2016 to 2020); EdgeWave (2014 to 2019); Accordent Technologies (2006 to 2011) and Ellie Mae, Inc. (previously NYSE: ELLI) (2011 to 2019). At Ellie Mae, a leading provider of automation software for the mortgage industry which is now a subsidiary of Intercontinental Exchange, Inc (NYSE: ICE), Mr. Spencer also served as the Chair of the board’s M&A Committee. Mr. Spencer was formerly the chief executive officer of Del Mar Datatrac, Inc., a provider of mortgage origination software to the mid-market that was sold to Fiserv (NASDAQ: FISV) in 2005 and to Ellie Mae in 2011. As managing partner of TVC Capital, he was involved in a $20.0 million Series A financing and a $108.0 million Series B financing in 2018 and January 2021, respectively, in which TVC Capital invested alongside Insight Partners in SimpleNexus, a homeownership software company that was acquired by nCino, Inc. (NASDAQ: NCNO) in January 2022 in a stock and cash transaction valued at approximately $1.2 billion. The SimpleNexus platform serves independent mortgage banks, banks and credit unions, and loan originators in the United States. Mr. Spencer holds a B.A. in Political Science from Boston College and an MBA from Harvard Business School.

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

Matthew Hansen has served as a member of our board of directors since January 2022. He is the founder and former Chief Executive Officer of SimpleNexus, a homeownership software company that offers a comprehensive digital platform connecting loan officers, borrowers, and real estate agents. Under his leadership, SimpleNexus grew from a startup to an industry leader, ultimately leading to its acquisition by nCino, Inc. (NASDAQ: NCNO) in January 2022. Following the acquisition, Mr. Hansen was the Chief Product Officer at nCino for two years, where he oversaw global product and engineering groups spanning Salt Lake City, London, Wilmington, NC, and Melbourne. His leadership during this period was pivotal in integrating and scaling the combined product offerings, contributing to the company’s continued growth in the fintech space. Mr. Hansen’s career spans over 20 years in software development, with a strong focus on leadership roles that drive innovation and growth. Before founding SimpleNexus, Mr. Hansen led core development at Simplifile (2009 to 2014), a company specializing in the electronic recording of land records. His technical and leadership expertise were also instrumental in the development of Amirsys, Inc., building diagnostic imaging software for radiologists and pathologists (2005 to 2009). Mr. Hansen’s early career includes developing sophisticated point-of-sale systems for Micron, motorsports, and recreational vehicle dealerships, as well as software solutions for union training management.

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

Committees of the Board of Directors

Our board of directors has one standing committee: an audit committee. Because we are a “controlled company,” we are not required to have a compensation committee composed of independent directors, nor do we have a nominating and corporate governance committee.

Audit Committee

We have established an audit committee of our board of directors. The members of our audit committee are Sigmund Anderman, Jennifer Nuckles and David Winfield, with Jennifer Nuckles serving as chair of the audit committee. The audit committee held six meetings during 2024.

Each member of the audit committee is financially literate. In addition, our board of directors has determined that each of Sigmund Anderman, Jennifer Nuckles and David Winfield qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise. Our board of directors has also determined that Sigmund Anderman, Jennifer Nuckles and David Winfield are independent directors under Rule 10A-3 under the Exchange Act.

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

Director Nominations

We do not have a standing nominating committee, although we intend to form a corporate governance and nominating committee as and when required to do so by law. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

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

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation contains a waiver of the corporate opportunity doctrine, which provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our Company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation. The purpose for the surrender of corporate opportunities is to allow officers, directors or other representatives with multiple business affiliations to continue to serve as an officer of our Company or on our board of directors. Our officers and directors may from time to time be presented with opportunities that could benefit both another business affiliation and us. In the absence of the “corporate opportunity” waiver in our amended and restated certificate of incorporation, certain candidates would not be able to serve as an officer or director. We believe we substantially benefit from having representatives, who bring significant, relevant and valuable experience to our management, and, as a result, the inclusion of the “corporate opportunity” waiver in our amended and restated certificate of incorporation provides us with greater flexibility to attract and retain the officers and directors that we feel are the best candidates.

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

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our Company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our sponsor, directors and officers have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our sponsor, directors and officers have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination by September 30, 2025, or during an Extension Period. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our Initial Stockholders until one year after the completion of our initial business combination. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor, directors and officers may directly or indirectly own founder shares and private placement warrants, our sponsor, directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination because of their financial interest in completing an initial business combination by September 30, 2025, or during an Extension Period.
●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our Company.
●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.

Under Delaware law, officers and directors owe the following fiduciary duties:

●	duty to act in good faith, with the care of a prudent person, and in the best interest of the corporation as a whole;
●	duty to refrain from self-dealing, usurping corporate opportunities and receiving improper personal benefits; and
●	duty to make decisions on an informed basis, in good faith and in the honest belief that the action was taken in the best interest of the corporation and that these decisions will be protected by the “business judgment rule.”

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

Item 11.      Executive Compensation.

Executive Officer and Director Compensation

None of our officers or directors have received any compensation for services rendered to us. Commencing on December 10, 2021, through the earlier of consummation of our initial business combination and our liquidation, we will pay our sponsor a total of $15,000 per month for office space, utilities, and secretarial and administrative services. In addition, our sponsor, officers, directors and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates.

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2025, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

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

	Class A common stock		Class B common stock
	Number of	Approximate	Number of	Approximate
	Shares	Percentage	Shares	Percentage
	Beneficially	of	Beneficially	of
Name of Beneficial Owners(3)	Owned	Class(1)	Owned	Class(2)
5% or Greater Beneficial Owners:
Southport Acquisition Sponsor LLC(4)	4,200,000	99.1%	312,506	20.2%
RiverNorth SPAC Arbitrage Fund, LP(5)	—	—%	262,496	16.9%
Radcliffe SPAC Master Fund, L.P.(6)	—	—%	187,498	12.1%
Kepos Special Opportunities Masters Fund L.P.(7)	—	—%	262,496	16.9%
Polar Multi-Strategy Master Fund, L.P. (8)	—	—%	262,502	16.9%
Sandia Investment Management L.P. and affiliated entities and persons(9)	—	—%	262,502	16.9%

Directors and Executive Officers:
Jeb Spencer(10)	4,200,000	99.1%	312,506	20.2%
Jared Stone(10)	4,200,000	99.1%	312,506	20.2%
Sigmund Anderman*	—	—	—	—
Matthew Hansen*	—	—	—	—
Jennifer Nuckles*	—	—	—	—
Cathleen Schreiner Gates*	—	—	—	—
David Winfield*	—	—	—	—
All officers and directors as a group (seven individuals)	4,200,000	99.1%	312,506	20.2%
*

Less than one percent. This individual does not beneficially own any shares of common stock or private placement warrants. However, this individual has a pecuniary interest in shares of common stock and private placement warrants through his or her ownership of membership interests of our sponsor.

(1)	Based on 4,237,987 shares of Class A common stock outstanding as of March 31, 2025, including those shares of Class A common stock comprising a portion of a unit.

(2)	Based on 1,550,000 shares of Class B common stock outstanding as of March 31, 2025.

(3)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Southport Acquisition Corporation, 268 Post Road, Suite 200, Fairfield, CT 06824.

(4)	Shares of Class B common stock will automatically convert into shares of Class A common stock at the time of our initial business combination, or earlier at the option of the holders thereof, on a one-for-one basis, subject to adjustment. Southport Acquisition Sponsor LLC, a Delaware limited liability company, is our sponsor and is controlled by Jeb

Spencer, our Chief Executive Officer, and Jared Stone, the Chairman of our board, who serve as the only members of the sponsor’s board of managers.

(5)	Based on information contained in a Schedule 13G filed with respect to SAC on February 14, 2024, RiverNorth Capital Management, LLC had shared voting and dispositive power over 700,000 shares of Class A common stock. Based on company records, in connection with the Third Extension Special Meeting, RiverNorth Capital Management, LLC and its affiliates exercised their redemption rights with respect to substantially all of such shares. In addition, based on company records, RiverNorth SPAC Arbitrage Fund, LP owned 262,496 shares of Class B common stock received in connection with the First Extension Special Meeting. The business address of each of RiverNorth Capital Management, LLC and RiverNorth SPAC Arbitrage Fund, LP is 360 S. Rosemary Avenue, Ste. 1420, West Palm Beach, Florida 33401.

(6)

Based on SAC company records, Radcliffe SPAC Master Fund, L.P. owned 187,498 shares of Class B common stock received in connection with the First Extension Special Meeting. Pursuant to an investment management agreement, Radcliffe Capital Management, L.P. (“RCM”) serves as the investment manager of the Radcliffe SPAC Master Fund, L.P. RGC Management Company, LLC (“Management”) is the general partner of RCM. Steve Katznelson and Christopher Hinkel serve as managing members of Management. Each of the parties in this footnote disclaims any beneficial ownership of the shares held by Radcliffe SPAC Master Fund, L.P. other than to the extent of any pecuniary interest the party may have therein. The business address of Radcliffe SPAC Master Fund, L.P. is c/o Radcliffe Capital Management, L.P., 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

(7)

Based on SAC company records, Kepos Special Opportunities Master Fund L.P. owned 262,496 shares of Class B common stock received in connection with the First Extension Special Meeting. Kepos Capital LP is the investment manager of Kepos Special Opportunities Master Fund L.P. and Kepos Partners LLC is the General Partner of Kepos Special Opportunities Master Fund L.P. and each may be deemed to have voting and dispositive power with respect to the shares held by Kepos Special Opportunities Master Fund L.P. The general partner of Kepos Capital LP is Kepos Capital GP LLC (the “Kepos GP”) and the Managing Member of Kepos Partners LLC is Kepos Partners MM LLC (“Kepos MM”). Mark Carhart controls Kepos GP and Kepos MM and, accordingly, may be deemed to have voting and dispositive power with respect to the shares held by Kepos Special Opportunities Master Fund L.P. Mr. Carhart disclaims beneficial ownership of the shares held by Kepos Special Opportunities Master Fund L.P. The business address of Kepos Special Opportunities Master Fund L.P. is c/o Kepos Capital LP, 11 Times Square, 35th Floor, New York, NY 10036.

(8)

Based on SAC company records, Polar Multi-Strategy Master Fund owned 262,502 shares of Class B common stock received in connection with the First Extension Special Meeting. The Polar Multi-Strategy Master Fund (“Polar”) is under management by Polar Asset Management Partners Inc. (“PAMPI”). PAMPI serves as investment advisor to Polar and has control and discretion over the shares held by Polar. As such, PAMPI may be deemed the beneficial owner of the shares held by Polar. PAMPI disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest therein. The ultimate natural person who has voting and dispositive power over the shares held by Polar is Paul Sabourin, Chief Investment Officer of PAMPI. The business address of Polar is c/o Polar Asset Management Partners Inc., 16 York Street, Suite 2900, Toronto, Ontario M5J 0E6, Canada.

(9)

Based on information contained in a Schedule 13G/A filed with respect to SAC on November 14, 2024, each of Sandia Investment Management L.P. and Timothy J. Sichler had shared voting and dispositive power over 154,564 shares of Class A common stock. Based on SAC company records, in connection with the Third Extension Special Meeting, Sandia Investment Management L.P. and its affiliates exercised their redemption rights with respect to substantially all of such shares. In addition, based on SAC company records, Sandia Crest LP owned 37,502 shares of Class B common stock, Walleye Investments Fund LLC owned 18,748 shares of Class B common stock, Walleye Opportunities Master Fund Ltd owned 37,502 shares of Class B common stock, WWJr. Enterprises Inc. owned 112,500 shares of Class B common stock, Crestline Summit Master, SPC - Peak SP owned 34,857 shares of Class B common stock and Crestline Summit Master, SPAC - Crestline Summit Apex SP owned 21,393 shares of Class B common stock, in each case, which shares were received in connection with the First Extension Special Meeting. The business address of each of Sandia Investment Management L.P., Sandia Crest LP and Timothy J. Sichler is 201 Washington Street, Boston, MA 02108. The business address of each of Walleye Opportunities Master Fund Ltd and Walleye Investments Fund LLC is 2800

Niagara Lane, Plymouth, MN 55447. The business address of WWJr. Enterprises Inc. is 101 N. Clematis, West Palm Beach, FL 33401. The business address of each of Crestline Summit Master, SPC—Peak SP and Crestline Summit Master, SPAC—Crestline Summit Apex SP is 201 Main Street, Fort Worth, TX 76102.

(10)

These shares consist solely of shares of Class A common stock and Class B common stock held in the name of the sponsor. The sponsor is controlled by Jeb Spencer, our Chief Executive Officer, and Jared Stone, the Chairman of our board of directors, who serve as the only members of the sponsor’s board of managers.

As of March 31, 2025, our sponsor holds 312,506 of our founder shares and 4,200,000 of our public shares issued in connection with the Conversion. Holders of our founder shares have the right to elect and to remove all of our directors prior to the consummation of our initial business combination. Holders of our public shares do not have the right to elect any directors to our board of directors prior to our initial business combination. In addition, because our sponsor holds 78.0% of our outstanding common stock, our sponsor may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

Our sponsor purchased an aggregate of 11,700,000 private placement warrants in the Private Placement. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at $11.50 per share, subject to adjustment. If we do not complete our initial business combination by September 30, 2025, or during any Extension Period, the funds in the Trust Account, which includes a portion of the proceeds from the Private Placement, will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. The private placement warrants are subject to the transfer restrictions and are entitled to registration rights, in each case, described below. The private placement warrants will not be redeemable by us except in certain redemption scenarios and will be exercisable on a cashless basis so long as they are held by our management team or our sponsor or their permitted transferees. If the private placement warrants are held by holders other than our management team or our sponsor or their permitted transferees, the private placement warrants will be redeemable by us in all redemption scenarios and exercisable by the holders on the same basis as the warrants included in the units sold in our IPO. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants sold in our IPO.

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

In connection with the First Extension Special Meeting and the entry into the Non-Redemption Agreements, on May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock. After giving effect to the Conversion, the Company had an aggregate of 27,200,000 shares of Class A common stock issued and outstanding, comprised of 4,200,000 shares held by the sponsor and not subject to possible redemption and 23,000,000 shares of Class A common stock subject to possible redemption, and 1,550,000 shares of Class B common stock issued and outstanding.

Additionally, in connection with the Non-Redemption Agreements entered into with unaffiliated third parties on May 25, 2023, the sponsor agreed to transfer an aggregate of up to 1,499,996 shares of Class B common stock held by the sponsor with 500,000 of such shares to be transferred to such third parties promptly upon consummation of the First Extension, and an additional 166,666 shares to be transferred to such third parties monthly beginning on September 14, 2023 and up to, and including, February 14, 2024, if the board of directors of the Company elects to further extend the deadline to consummate an initial business combination at or prior to such date, in each case, if such third parties continue to hold such Non-Redeemed Shares through the First Extension Special Meeting. The Company previously extended the deadline six times, to March 14, 2024, resulting in a total of 1,499,996 shares of Class B common stock being transferred to such third parties from the sponsor.

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

We have entered into a letter agreement with our sponsor pursuant to which we are required to pay our sponsor a total of $15,000 per month for office space, utilities, and secretarial and administrative services, commencing on December 10, 2021. Upon the earlier of consummation of our initial business combination and our liquidation, we will cease paying these monthly fees. Accordingly, assuming the consummation of our initial business combination takes until September 30, 2025, our sponsor will be paid a total of $546,500 for these services.

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

On October 3, 2024, our sponsor agreed to loan the Company an aggregate of up to $1,000,000 to cover expenses related to the Business Combination. The Sponsor Promissory Note is non-interest bearing and payable on the earlier of September 30, 2025 or the date on which we consummate a Business Combination. If we do not consummate a Business Combination, the Sponsor Promissory Note will not be repaid and all amounts owed under the Sponsor Promissory Note will be forgiven except to the extent that we have funds available to outside of the trust account. As of December 31, 2024, $439,004 was outstanding under the Sponsor Promissory Note.

On January 15, 2025, certain of the Company’s unaffiliated third-party investors transferred an aggregate of 262,502 shares of our Class B common stock back to the sponsor for no additional consideration in connection with the liquidation of certain of such investors’ investment vehicles. Accordingly, the sponsor holds 4,200,000 shares of our Class A common stock, 312,506 shares of our Class B common stock and 11,700,000 private placement warrants.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our management team and our sponsor and any of their respective affiliates may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination is not completed by September 30, 2025 or during any Extension Period, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to our initial business combination, we do not expect to seek loans from parties other than our management team or our sponsor or any of their respective affiliates, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Trust Account.

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

Director Independence

An “independent director” is defined generally as a person that, in the opinion of the Company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). Our board has determined that each of Sigmund Anderman, Matthew Hansen, Jennifer Nuckles, Cathleen Schreiner Gates and David Winfield is an independent director under Rule 10A-3 under the Exchange Act. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.      Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to BDO USA, P.C., for services rendered in 2024 and 2023:

	Year Ended	Year Ended
	December 31,	December 31,
Type of Fee	2024	2023
Audit Fees	$213,830	$125,000
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

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

Item 16.      Form 10-K Summary.

Not applicable.

EXHIBIT INDEX

Exhibit	Description
1.1	Underwriting Agreement, dated December 9, 2021, by and between the Company and BofA Securities, Inc., as underwriter(2)
2.1	Agreement and Plan of Merger, dated as of September 11, 2024(7)
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of February 14, 2025(10)
3.1	Amended and Restated Certificate of Incorporation of the Company(2)
3.2	Amended and Restated Bylaws of the Company(2)
3.3	Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated June 9, 2023(4)
3.4	Second Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated March 14, 2024(5)
3.5	Third Amendment to the Amended and Restated Certificate of Incorporation of the Company, dated November 13, 2024(9)
4.1	Specimen Unit Certificate(1)
4.2	Specimen Class A Common Stock Certificate(1)
4.3	Specimen Warrant Certificate (included in Exhibit 4.4)(2)
4.4	Warrant Agreement, dated December 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent(2)
4.5	Description of Securities(3)
10.1	Promissory Note, dated May 27, 2021 issued to Southport Acquisition Sponsor LLC(1)
10.2	Letter Agreement, dated December 9, 2021, by and among the Company, its initial officers and directors, and Southport Acquisition Sponsor LLC(2)
10.3	Letter Agreement, dated January 6, 2022, by and among the Company, Matthew Hansen and Jennifer Nuckles(3)
10.4	Investment Management Trust Agreement, dated December 9, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee(2)
10.5	Registration Rights Agreement, dated December 9, 2021, by and between the Company and Southport Acquisition Sponsor LLC(2)
10.6	Securities Subscription Agreement, dated May 27, 2021 between the Company and Southport Acquisition Sponsor LLC(1)
10.7	Private Placement Warrants Subscription Agreement, dated December 9, 2021, by and between the Company and Southport Acquisition Sponsor LLC(2)
10.8	Form of Indemnity Agreement(1)
10.9	Sponsor Support Agreement, dated as of September 11, 2024(7)
10.10	Angel Studios Stockholder Support Agreement, dated as of September 11, 2024(7)
10.11	Promissory Note, dated October 3, 2024, issued to Southport Acquisition Sponsor LLC(8)
31*	Certification of the Chief Executive Officer (and Principal Financial Officer) required by Rule 13a-14(a) or Rule 15d-14(a)
32**	Certification of the Chief Executive Officer (and Principal Financial Officer) required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
97.1	Clawback Policy, dated January 23, 2024, by and among the Company and its Executive Officers(6)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Definition Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and included as Exhibit 101)
*	Filed herewith
**	Furnished herewith
(1)	Filed as an exhibit to the Registration Statement on Form S-1 filed with the SEC on November 24, 2021 (File No. 333-261370).
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2021 (File No. 001-41150).
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022 (File No. 001-41150).
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2023 (File No. 001-41150).
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 14, 2024 (File No. 001-41150).
(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2024 (File No. 001-41150).
(7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 11, 2024 (File No. 001-41150).
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024 (File No. 001-41150).
(9)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2024 (File No. 001-41150).
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2025 (File No. 001-41150).

SOUTHPORT ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (BDO USA, P.C.; New York, New York; PCAOB ID#243)	F-2
Financial Statements:
Consolidated Balance Sheets as of December 31, 2024 and 2023	F-3
Consolidated Statements of Operations for the years ended December 31, 2024 and 2023	F-4
Consolidated Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the years ended December 31, 2024 and 2023	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Southport Acquisition Corporation

Fairfield, Connecticut

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Southport Acquisition Corporation (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in common stock subject to possible redemption and stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company does not have sufficient cash and working capital to sustain its operations and the Company’s ability to execute its business plan is dependent upon its successful completion of the proposed business combination described in Note 1 to the consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2021.

April 15, 2025

New York, NY

SOUTHPORT ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$494,974	$2,171,553
Prepaid expenses	131,004	—
Total Current Assets	625,978	2,171,553
Non-current assets:
Marketable securities held in Trust Account (including $1,603 and $198,419 of accrued dividends as of December 31, 2024 and 2023, respectively)	429,151	44,709,805
Total Non-current Assets	429,151	44,709,805
Total Assets	$1,055,129	$46,881,358

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$553,678	$2,251,823
Accounts payable	205,082	99,468
Accrued offering costs	184,047	184,047
Due to related party	270,590	236,233
Promissory note – related party	439,004	—
Administrative support fee – related party	411,500	231,500
Excise tax liability	2,424,524	1,976,947
Total Current Liabilities	4,488,425	4,980,018
Non-Current liabilities:
Warrant Liability	4,639,000	580,500
Total Non-current Liabilities	4,639,000	580,500
Total Liabilities	9,127,425	5,560,518

Commitments and Contingencies (Note 8)

Class A common stock subject to possible redemption; 200,000,000 shares authorized; 37,987 and 4,150,065 shares issued and outstanding subject to possible redemption at redemption value as of December 31, 2024 and 2023, respectively	429,151	44,709,805

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,200,000 issued and outstanding (excluding 37,987 shares subject to possible redemption) as of December 31, 2024 and 4,200,000 issued and outstanding (excluding 4,150,065 shares subject to possible redemption) as of December 31, 2023	420	420
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1,550,000 shares issued and outstanding	155	155
Additional paid-in capital	713,997	760,971
Accumulated deficit	(9,216,019)	(4,150,511)
Total Stockholders’ Deficit	(8,501,447)	(3,388,965)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$1,055,129	$46,881,358

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	Ended
	December 31,
	2024	2023
Operating costs:
Administrative expenses	$205,862	$154,908
Administrative expenses – related party	180,000	231,500
Legal and accounting expenses	721,446	712,495
Insurance expense	227,134	251,768
Franchise tax expense	238,542	226,974
Listing fees	—	85,000
Other operating costs	14,302	7,795
Loss from operations	(1,587,286)	(1,670,440)

Other (expense) income, net:
Change in fair value of warrant liability	(4,058,500)	(53,450)
Dividend income on marketable securities held in Trust Account	966,174	6,707,678
Financing expense	(274,973)	(934,906)
Other (expense) income	(3,367,299)	5,719,322
(Loss) income before provision for income taxes	(4,954,585)	4,048,882
Provision for income taxes	(152,466)	(1,319,280)
Net (loss) income	$(5,107,051)	$2,729,602

Basic and diluted weighted average shares outstanding, redeemable Class A common stock	1,613,326	12,413,050

Basic and diluted net (loss) income per share, redeemable Class A common stock (see Note 2)	$(0.46)	$0.26

Basic and diluted weighted average shares outstanding, non-redeemable Class A and Class B common stock	5,750,000	5,750,000

Basic and diluted net loss per share, non-redeemable Class A and Class B common stock (see Note 2)	$(0.76)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

For the Year Ended December 31, 2024

	Class A common stock
	Subject to possible						Additional		Total
	Redemption		Class A common stock		Class B common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	4,150,065	$44,709,805	4,200,000	$420	1,550,000	$155	$760,971	$(4,150,511)	$(3,388,965)
Excise tax liability	—	—	—	—	—	—	—	(447,576)	(447,576)
Sponsor cash capital contributions	—	—	—	—	—	—	644,227	—	644,227
Sponsor capital contributions for non-redemption agreements	—	—	—	—	—	—	274,973	—	274,973
Redemption of Class A common stock	(4,112,078)	(44,757,709)	—	—	—	—	—	—	—
Trust Account withdrawal for tax payments	—	(489,119)	—	—	—	—	—	489,119	489,119
Remeasurement of Class A common stock subject to possible redemption	—	966,174	—	—	—	—	(966,174)	—	(966,174)
Net loss	—	—	—	—	—	—	—	(5,107,051)	(5,107,051)
Balance – December 31, 2024	37,987	$429,151	4,200,000	$420	1,550,000	$155	$713,997	$(9,216,019)	$(8,501,447)

For the Year Ended December 31, 2023

	Class A common stock
	Subject to possible						Additional		Total
	Redemption		Class A common stock		Class B common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2023	23,000,000	$237,984,513	—	$—	5,750,000	$575	$—	$(1,457,152)	$(1,456,577)
Excise tax liability	—	—	—	—	—	—	—	(1,976,947)	(1,976,947)
Sponsor conversion of Class B common stock	—	—	4,200,000	420	(4,200,000)	(420)	—	—	—
Sponsor cash capital contributions	—	—	—	—	—	—	800,000	—	800,000
Sponsor capital contributions for non-redemption agreements	—	—	—	—	—	—	934,906	—	934,906
Redemption of Class A common stock	(18,849,935)	(197,694,657)	—	—	—	—	—	—	—
Trust Account withdrawal for tax payments	—	(2,287,729)	—	—	—	—	—	2,287,729	2,287,729
Remeasurement of Class A common stock subject to possible redemption	—	6,707,678	—	—	—	—	(973,935)	(5,733,743)	(6,707,678)
Net income	—	—	—	—	—	—	—	2,729,602	2,729,602
Balance – December 31, 2023	4,150,065	$44,709,805	4,200,000	$420	1,550,000	$155	$760,971	$(4,150,511)	$(3,388,965)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year
	Ended
	December 31,
	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(5,107,051)	$2,729,602
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued dividend on marketable securities held in Trust Account	(1,603)	(198,419)
Change in fair value of warrant liability	4,058,500	53,450
Sponsor capital contribution for non-redemption agreements	274,973	934,906
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,592,531)	1,571,909
Administrative support fee – related party	180,000	231,500
Due to related party	34,357	(8,317)
Prepaid expenses	(131,004)	227,594
Net cash (used in) provided by operating activities	(2,284,359)	5,542,225

Cash Flows from Investing Activities:
Purchases of marketable securities held in Trust Account	(964,570)	(6,509,259)
Proceeds from marketable securities held in Trust Account	45,246,828	199,982,386
Net cash provided by investing activities	44,282,258	193,473,127

Cash Flows from Financing Activities:
Payment to Class A common stockholders for redemptions	(44,757,709)	(197,694,657)
Cash capital contribution from Sponsor	644,227	800,000
Payments made by Sponsor under promissory note – related party, net	439,004	—
Net cash used in financing activities	(43,674,478)	(196,894,657)

Net Change in Cash	(1,676,579)	2,120,695
Cash – Beginning	2,171,553	50,858
Cash – Ending	$494,974	$2,171,553

Supplemental disclosure of non-cash financing activities:
Remeasurement of Class A common stock subject to possible redemption	$966,174	$6,707,678
Excess fair value of Class B common stock transferred by Sponsor	$274,973	$934,906
Excise tax liability	$447,576	$1,976,947
Supplemental Cash Flow Information:
Cash paid for taxes	$2,201,810	—
Trust Account withdrawal for tax payments	$(489,119)	$(2,287,729)

The accompanying notes are an integral part of these consolidated financial statements.

SOUTHPORT ACQUISITION CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.Description of Organization and Business Operations

Southport Acquisition Corporation. (the “Company”) is a blank check company formed in Delaware on April 13, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. Sigma Merger Sub, Inc. (“Merger Sub”), a direct wholly owned subsidiary of the Company, was formed in Delaware on September 9, 2024. The Company’s condensed financial statements include Merger Sub and are presented on a consolidated basis.

As of December 31, 2024, the Company had not yet commenced any operations. All activity from inception through December 31, 2024 relates to the Company’s formation, initial public offering (the “IPO”), and pursuit of a target company to effect a Business Combination.

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

On June 9, 2023 (the “First Extension Special Meeting”), the Company’s stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation (the “First Extension Amendment Proposal”) to extend the time that the Company has to consummate its initial Business Combination (the “First Extension”) from June 14, 2023 to September 14, 2023 and to allow the board of directors of the Company, without another stockholder vote, to elect to further extend the date to consummate an initial Business Combination after September 14, 2023 up to six times, by an additional month each time, up to March 14, 2024.

Prior to the First Extension Special Meeting, on May 25, 2023, the Company and the Sponsor entered into voting and non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated third parties in exchange for such third parties agreeing (i) not to redeem an aggregate of 4,000,000 shares of Class A common stock sold in its initial public offering (the “Non-Redeemed Shares”) in connection with the First Extension Special Meeting and (ii) to vote in favor of the First Extension Amendment Proposal and the First Extension at the First Extension Special Meeting (other than with respect to certain shares acquired or to be acquired pursuant to the Non-Redemption Agreements). In exchange for the foregoing commitments, the Sponsor agreed to transfer to such third parties an aggregate of up to 1,499,996 shares of Class B common stock held by the Sponsor, with 500,000 of such shares to be transferred to such third parties promptly upon consummation of the First Extension, and an additional 166,666 shares to be transferred to such third parties monthly beginning on September 14, 2023 and up to, and including, February 14, 2024, if the board of directors of the Company elects to further extend the deadline to consummate an initial Business Combination at or prior to such date, in each case, if such third parties continue to hold such Non-Redeemed Shares through the First Extension Special Meeting.

In connection with the First Extension Special Meeting and the entry into the Non-Redemption Agreements, on May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the Sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock (the “Conversion”). After giving effect to the Conversion, the Company had an aggregate of 27,200,000 shares of Class A common stock issued and outstanding, comprised of 4,200,000 shares held by the Sponsor and not subject to possible redemption and 23,000,000 shares of Class A common stock subject to possible redemption, and 1,550,000 shares of Class B common stock issued and outstanding. In connection with the First Extension Special Meeting, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for an aggregate redemption amount of $197,694,657, resulting in 4,150,065 shares of Class A common stock issued and outstanding and subject to possible redemption. Continental Stock Transfer & Trust Company (the “Trustee”) processed the redemptions and withdrew the $197,694,657 payable to the holders redeeming 18,849,935 shares of Class A common stock on July 7, 2023.

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

In addition, on March 14, 2024 (the “Second Extension Special Meeting”), the Company’s stockholders approved a proposal to amend the Company’s amended and restated certificate of incorporation to further extend the time that the Company has to consummate its initial Business Combination from March 14, 2024 to December 14, 2024 (the “Second Extension”).

In connection with the Second Extension Special Meeting, the holders of 2,986,952 shares of Class A common stock properly exercised their right to redeem their shares for an aggregate redemption amount of $32,214,591, resulting in 1,163,113 shares of Class A common stock issued and outstanding and subject to possible redemption. Accordingly, as of September 30, 2024, there were 5,363,113 shares of Class A common stock issued and outstanding (including 1,163,113 shares of Class A common stock subject to possible redemption) and $12,895,117 held in the Trust Account.

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

On October 2, 2024, the Company filed a definitive proxy statement with respect to a third special meeting of stockholders (the “Third Extension Special Meeting”) to obtain stockholder approval to further amend the Company’s amended and restated certificate of incorporation to extend the time by which the Company must consummate its initial Business Combination from December 14, 2024 to September 30, 2025, as contemplated by the Merger Agreement (the “Third Extension Amendment Proposal”). On October 11, 2024, the Company received a redemption report from the Trustee indicating that, as of October 11, 2024, the holders of 985,170 shares of the Company’s Class A common stock had properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.08 per share. On October 14, 2024, the Company determined to postpone the Third Extension Special Meeting originally scheduled for October 15, 2024, to October 22, 2024, to allow additional time for the Company to engage with its stockholders and solicit redemption reversals. On October 21, 2024, the Company cancelled the Third Extension Special Meeting and announced that it intended to file an amendment to the definitive proxy statement to reflect the addition of a new proposal to amend the Company’s amended and restated certificate of incorporation to eliminate the limitation that the Company may not redeem its outstanding shares of Class A common stock to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act), of less than $5,000,001, in order to allow the Company to redeem such shares irrespective of whether such redemption would exceed this limitation (the “Redemption Limitation Amendment Proposal”). Accordingly, the redemptions indicated on the October 11, 2024 redemption report from the Trustee in connection with the Third Extension Special Meeting were not processed.

On October 29, 2024, the Company filed an amendment to the Original Filing that amends and restates the Original Filing to: 1) reschedule the Third Extension Special Meeting originally scheduled for October 15, 2024 and postponed to October 22, 2024 (as previously disclosed in the Current Report on Form 8-K filed with the SEC on October 15, 2024) to November 13, 2024 and 2) reflect the addition of the Redemption Limitation Amendment Proposal.

On November 13, 2024, the Company held the Third Extension Special Meeting, at which the Company’s stockholders approved the Third Extension Amendment Proposal and the Redemption Limitation Amendment Proposal. In connection with the vote to approve the Third Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the holders of 1,125,126 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $11.15 per Public Share, for an aggregate redemption amount of $12,543,118.

Risks and Uncertainties

Management is currently evaluating the impact of the Russia-Ukraine war, the war in the Middle East, interest rate fluctuations and increased inflation, and the recently adopted SEC rules and amendments affecting special purpose acquisition corporations like the Company, and has concluded that while it is reasonably possible that such matters could have a negative effect on the Company’s financial position, cash flows, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of December 31, 2024. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On July 7, 2023, 18,849,935 shares of Class A common stock were redeemed by the Company’s stockholders for a total of $197,694,657 in connection with the First Extension Special Meeting. On March 14, 2024, 2,986,952 shares of Class A common stock were redeemed by the Company’s stockholders for a total of $32,214,591 in connection with the Second Extension Special Meeting. On November 13, 2024, 1,125,126 shares of Class A common stock were redeemed by the Company’s stockholders for a total of $12,543,118 in connection with the Third Extension Special Meeting. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists, the likelihood that the future events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing an initial Business Combination as of December 31, 2024 and determined that a contingent liability should be calculated and recorded. As of December 31, 2024, the Company recorded $2,424,524 of excise tax liability calculated as 1% of shares redeemed.

Going Concern

As of December 31, 2024 and 2023, the Company had cash of $494,974 and $2,171,553, respectively, and a working capital deficit of $3,862,447 and $2,808,465, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements are issued. Management plans to address this uncertainty through a promissory note with the Sponsor and working capital loans whereby, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors can, but are not obligated to, loan the Company funds as may be required (see Note 5). However, there is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and Merger Sub. All intercompany transactions and balances have been eliminated upon consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $494,974 and $2,171,553 of cash and no cash equivalents as of December 31, 2024 and 2023, respectively.

Marketable Securities Held in Trust Account

Following the closing of the IPO on December 14, 2021, an amount of $234,600,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and may be invested only in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to provide its public stockholders the right to have their Public Shares redeemed in connection with an initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete the initial Business Combination by September 30, 2025 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination by September 30, 2025.

In connection with the First Extension Special Meeting, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share of Class A common stock, for an aggregate redemption amount of $197,694,657. The Trustee redeemed $197,694,657 of marketable securities held in the Trust Account to pay the holders redeeming 18,849,935 shares of Class A common stock on July 7, 2023.

In connection with the Second Extension Special Meeting, the holders of 2,986,952 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.79 per share of Class A common stock, for an aggregate redemption amount of $32,214,591. The Trustee redeemed the $32,214,591 of marketable securities held in the Trust Account to pay the holders redeeming 2,986,952 shares of Class A common stock on March 27, 2024.

In connection with the Third Extension Special Meeting, the holders of 1,125,126 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.15 per share of Class A common stock, for an aggregate redemption amount of $12,543,118. The Trustee redeemed the $12,543,118 of marketable securities held in the Trust Account to pay the holders redeeming 1,125,126 shares of Class A common stock on November 15, 2024.

Accordingly, as of December 31, 2024 and 2023, there was $429,151 and $44,709,805, respectively, of marketable securities held in the Trust Account.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of December 31, 2024 and 2023, derivative liabilities are comprised of the warrant liability of $4,639,000 and $580,500, respectively.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2024 and 2023, 37,987 and 4,150,065 shares of Class A common stock subject to possible redemption, respectively, is presented, at redemption value, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. For the year ended December 31, 2024, the Company has recorded accretion of $966,174 to remeasure the value of Class A common stock subject to possible redemption value of $429,151, which is offset by $44,757,709 of Class A stockholder redemptions and $489,119 of withdrawals from the Trust Account for income taxes.

As of December 31, 2024 and 2023, the Class A common stock, classified as temporary equity in the balance sheets reconciled in the following table:

Class A common stock subject to possible redemption, December 31, 2022	$237,984,513
Remeasurement of Class A common stock subject to possible redemption	6,707,678
Redemption of Class A common stock	(197,694,657)
Trust Account withdrawal for tax payments	(2,287,729)
Class A common stock subject to possible redemption, December 31, 2023	44,709,805
Remeasurement of Class A common stock subject to possible redemption	966,174
Redemption of Class A common stock	(44,757,709)
Trust Account withdrawal for tax payments	(489,119)
Class A common stock subject to possible redemption, December 31, 2024	$429,151

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position, other than interest of $11,400 related to late payments of the Company’s 2024 Delaware franchise tax, penalties and interest of $19,203 related to late and overdue payments of the Company’s 2023 Delaware franchise tax, and penalties and interest of $22,062 related to late filing of the Company’s 2022 federal and state tax returns.

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The statements of operations include a presentation of income per Class A redeemable common stock and income (loss) per non-

redeemable common stock following the two-class method of income per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total income allocable to both sets of stock. This is calculated using the total net income less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using the weighted average shares outstanding ratio for the Class A redeemable common stock and for the non-redeemable Class A and Class B common stock for the year ended December 31, 2024 and 2023 as a result of shareholder redemptions.

The following table reflects the calculation of basic and diluted net loss per common stock for the year ended December 31, 2024 (in dollars, except per share amounts):

For the Year Ended
December 31, 2024
Net loss	$(5,107,051)
Plus: Trust Account withdrawals for tax payments	489,119
Less: Remeasurement of Class A redeemable shares to redemption value	(966,174)
Net loss including accretion of Class A redeemable shares to redemption value	$(5,584,106)

	For the Year Ended
	December 31, 2024
	Class A	Class A and Class B
	Redeemable Shares	Non-redeemable Shares	Total
Total number of shares	37,987	5,750,000	5,787,987
Weighted average shares ratio	22%	78%	100%

Net loss allocated based on ownership percentage	$(1,118,969)	$(3,988,082)	$(5,107,051)

Plus: Trust Account withdrawals for tax payments based on weighted average shares ratio	107,167	381,952	489,119
Less: Remeasurement of Class A redeemable shares to redemption value based on weighted average shares ratio	(211,691)	(754,483)	(966,174)

Less: Accretion applicable to Trust Account withdrawals for tax payments	(489,119)	—	(489,119)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	966,174	—	966,174
Total income (loss) based on ownership percentage	$(746,438)	$(4,360,613)	$(5,107,051)

Weighted average shares outstanding	1,613,326	5,750,000
Basic and diluted net loss per share	$(0.46)	$(0.76)

The following table reflects the calculation of basic and diluted net income (loss) per common stock for the year ended December 31, 2023 (in dollars, except per share amounts):

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2024 and 2023, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. The standard was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted this ASU for the annual period ended December 31, 2024 and applied the provisions retrospectively to each period presented in the financial statements. Adoption of the new standard did not have a material impact on our financial statements.

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

Upon the closing of the IPO on December 14, 2021, $234,600,000 ($10.20 per Unit sold in the IPO) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account. The amounts held in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of December 31, 2024 and 2023, $429,151 and $44,709,805 was held in the Trust Account, respectively. In addition, as of December 31, 2024 and 2023, $494,974 and $2,171,553 of cash was not held in the Trust Account and is available for working capital purposes, respectively.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2024 and 2023, no Working Capital Loans were outstanding.

Sponsor Promissory Note

On October 3, 2024, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 to cover expenses related to the Business Combination (the “Sponsor Promissory Note”). The Sponsor Promissory Note is non-interest bearing and payable on the earlier of September 30, 2025 or the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Sponsor Promissory Note will not be repaid and all amounts owed under the Sponsor Promissory Note will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account. As of December 31, 2024 and 2023, the Company had $439,004 and $0, respectively, outstanding under the Sponsor Promissory Note

Due to and due from Related Party

The Sponsor has made tax payments, payments to various vendors on behalf of the Company, and transferred funds to the Company. As of December 31, 2024 and 2023, the Company owed $270,590 and $236,233, respectively.

Administrative Support Agreement

Commencing on December 10, 2021 and until completion of the Company’s initial Business Combination or liquidation, the Company is required to pay the Sponsor $15,000 per month for administrative support and services. The Company pays the Sponsor for rent and costs incurred under the administrative support and services. For the year ended December 31, 2024 and 2023, the Company has paid $0 and $10,500 under the agreement, respectively. The Company has accrued $411,500 and $231,500 related to the unpaid amounts under the administrative support agreement which is recorded to the administrative support fee liability – related party account on the balance sheets for the year ended December 31, 2024 and 2023, respectively. The Sponsor will not be paid for any unpaid amounts in the event an initial business combination is not consummated.

Sponsor Cash Capital Contribution

For the years ended December 31, 2024 and 2023, the Sponsor made capital contributions of $644,227 and $800,000, respectively, to the Company to fund outstanding payments to vendors. The Sponsor can, but is not obligated to, continue providing cash to satisfy working capital obligations as needed through capital contributions. The Company has recorded the cash received from the Sponsor as a capital contribution in additional paid-in capital.

Sponsor Support Agreement

On September 11, 2024, the Company also entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), by and among the Company, the Sponsor and Angel Studios, pursuant to which the Sponsor has agreed to, among other things, (i) vote in favor of the Merger Agreement and the transactions contemplated thereby and (ii) not redeem its shares of the Company’s common stock in connection therewith. In addition, the Sponsor has agreed to forfeit all of the private placement warrants held by it at the Closing for no additional consideration. The Sponsor has also agreed to cover certain expenses incurred by the Company that are unpaid and payable at the Closing in excess of a specified cap. The Sponsor Support Agreement will terminate upon the earlier of the termination of the Merger Agreement or written agreement by the parties.

Note 6.Stockholders’ Deficit

Preferred stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2024 and 2023, there were no preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. On May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the Sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock, resulting in an aggregate of 27,200,000 shares of Class A common stock issued and outstanding, of which 4,200,000 shares were held by the Sponsor and not subject to possible redemption and 23,000,000 shares were subject to possible redemption. On June 9, 2023, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for cash in connection with the First Extension Special Meeting, resulting in 4,150,065 shares of Class A common stock issued and outstanding and subject to possible redemption. On March 14, 2024, the holders of 2,986,952 shares of Class A common stock properly exercised their right to redeem their shares for cash in connection with the Second Extension Special Meeting, resulting in 1,163,113 shares of Class A common stock issued and outstanding and subject to possible redemption. On November 13, 2024, the holders of 1,125,126 shares of Class A common stock properly exercised their right to redeem their shares for cash in connection with the Third Extension Special Meeting, resulting in 37,987 shares of Class A common stock issued and outstanding and subject to possible redemption.

Accordingly, at December 31, 2024 and 2023, there were 4,237,987 and 8,350,065 shares of Class A common stock issued and outstanding, including 37,987 and 4,150,065 shares of Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. On May 27, 2021, the Company issued an aggregate of 7,187,500 shares of Class B common stock to the Sponsor for a purchase price of $25,000. On November 25, 2021, the Sponsor surrendered 1,437,500 shares of Class B common stock for no consideration, resulting in there being an aggregate of 5,750,000 shares of Class B common stock outstanding. On May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the Sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock, resulting in an aggregate of 1,550,000 shares of Class B common stock issued and outstanding. Accordingly, as of December 31, 2024 and 2023, there were 1,550,000 shares of Class B common stock issued and outstanding, respectively.

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

If the Company calls the Public Warrants for redemption, the Company’s management will have the option to require or permit all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. If the Company is unable to complete a Business Combination by September 30, 2025 and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

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

Non-redemption Agreements

On May 25, 2023, the Company and the Sponsor entered into Non-Redemption Agreements with unaffiliated third parties in exchange for such third parties agreeing (i) not to redeem an aggregate of 4,000,000 shares of Class A common stock sold in its initial public offering in connection with the First Extension Special Meeting and (ii) to vote in favor of the First Extension Amendment Proposal and the First Extension at the First Extension Special Meeting (other than with respect to certain shares acquired or to be acquired pursuant to the Non-Redemption Agreements). In exchange for the foregoing commitments, the Sponsor agreed to transfer to such third parties an aggregate of up to 1,499,996 shares of Class B common stock held by the Sponsor, with 500,000 of such shares to be transferred to such third parties promptly upon consummation of the First Extension, and an additional 166,666 shares to be transferred to such third parties monthly beginning on September 14, 2023 and up to, and including, February 14, 2024, if the board of directors of the Company elects to further extend the deadline to consummate an initial Business Combination at or prior to such date, in each case, if such third parties continue to hold such Non-Redeemed Shares through the First Extension Special Meeting.

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

Note 9.Fair Value Measurements

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in trust account	$429,151	$—	$—
Liabilities
Public Warrants	$—	$2,300,000	$—
Private Placement Warrants	$—	$2,339,000	$—

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets
Marketable securities held in trust account	$44,709,805	$—	$—
Liabilities
Public Warrants	$287,500	$—	$—
Private Placement Warrants	$—	$293,000	$—

The following table presents the changes in the fair value of the Company’s liabilities classified as Level 2 as of December 31, 2024 and 2023.

Warrant Liabilities
Level 2 Derivative warrant liabilities as of December 31, 2023	$293,000
Change in fair value of Private Placement Warrant liability	2,046,000
Transfer of Public Warrant liability to Level 2	2,300,000
Level 2 Derivative warrant liabilities as of December 31, 2024	$4,639,000

The Public Warrants were reclassified from Level 1 to Level 2 as a result of the delisting of the Company’s Class A common stock and Public Warrants from the NYSE on March 21, 2024.

At December 31, 2024 and 2023, the Company’s warrant liability was valued at $4,639,000 and $580,500, respectively. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. The fair value of the Public Warrants and Private Placement Warrants are subject to re-measurement at each balance sheet date. With each re-measurement, the Public Warrants and Private Placement Warrants are adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information for the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

		Private		Share
	Public	Placement	Warrant	Redemptions
	Warrants	Warrants	Liability	Payable
Derivative warrant liabilities as of December 31, 2022	261,050	266,000	527,050	—
Establishment of share repurchase liability	—	—	—	197,694,657
Share repurchase payment	—	—	—	(197,694,657)
Change in fair value	26,450	27,000	53,450	—
Derivative warrant liabilities as of December 31, 2023	287,500	293,000	580,500	—
Change in fair value	2,012,500	2,046,000	4,058,500	—
Derivative warrant liabilities as of December 31, 2024	$2,300,000	$2,339,000	$4,639,000	$—

Measurement

The Company established the initial fair value for the warrants on December 14, 2021, the date of the consummation of the Company’s IPO. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. As of December 31, 2024, the Public Warrants have detached from the Units and are separately tradable on the over-the-counter markets. The closing price of the Public Warrants was utilized in determining the fair value of the Public Warrants as of December 31, 2024.

The key inputs into the Monte Carlo simulation formula used to value the Private Placement Warrants were as follows at December 31, 2024 and 2023:

	December 31,
Inputs:	2024	2023
Common stock price	$11.14	$10.64
Exercise price	$11.50	$11.50
Risk-free rate of interest	4.37%	3.81%
Volatility	0.00%	0.00%
Term	5.75	5.21
Warrant to buy one share (adjusted for the probability of dissolution)	$0.20	$0.03
Dividend yield	0.00%	0.00%

Non-recurring Fair Value Measurements

On May 25, 2023, the Company and the Sponsor entered into Non-Redemption Agreements with unaffiliated third parties (see Note 8). The Company accounts for the excess fair value of the Class B shares transferred from the Sponsor to the unaffiliated third parties as a capital contribution by the Sponsor and recorded a financing expense in accordance with SAB Topic 5T. The Company estimated the fair value of the 500,000 Class B shares transferred upon the consummation of the First Extension of the deadline to complete a business combination from June 14, 2023 to September 14, 2023 at $387,000, or $0.77 per share. In connection with the subsequent extensions to March 14, 2024, the Sponsor transferred an additional 999,996 Class B shares to the unaffiliated third parties under the terms of the Non-Redemption Agreements. The Company estimated the fair value of the 999,996 Class B shares transferred at $0.82 to $0.83 per share.

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

The following are the key inputs into the calculations at the measurement dates:

	June 9,	September 30,	October 11,	November 14,	December 13,	January 12,	February 12,
Inputs:	2023	2023	2023	2023	2023	2024	2024
Common stock price	$10.54	$10.56	$10.57	$10.60	$10.62	$10.65	$10.73
Estimated probability of an Initial Business Combination	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%	10.00%
Estimated volatility	76.56%	65.96%	64.90%	63.91%	65.52%	66.02%	64.40%
Risk-free rate	5.10%	5.39%	5.31%	5.17%	4.88%	4.60%	4.88%
Time to expiration	1.00	1.00	1.00	1.00	1.00	1.00	1.00

Note 10.Income Taxes

The Company’s net deferred tax assets at December 31, 2024 and 2023 is as follows:

	December 31,
	2024	2023
Deferred tax assets:
Capitalized start-up costs	$1,276,291	$877,440
Net operating loss carryforward	56,503	39,845
Total deferred tax assets	1,332,794	917,285
Valuation allowance	(1,332,345)	(861,760)
Net deferred tax assets	449	55,525

Deferred tax liabilities:
Accrued dividends on marketable securities held in Trust Account	(449)	(55,525)
Total deferred tax liabilities	(449)	(55,525)
Net deferred tax assets (liabilities)	$—	$—

The income tax provision for the years ended December 31, 2024 and 2023 consists of the following:

	December 31,
	2024	2023
Current expense (benefit)
Federal	$152,466	$1,319,280
State	—	—
Deferred expense (benefit)
Federal	(340,644)	(457,790)
State	(129,941)	(192,083)
Change in Valuation Allowance	470,585	649,873
Income tax provision	$152,466	$1,319,280

As of December 31, 2024 and 2023, the Company has federal net operating loss carryforwards of $0 and $0, respectively, that may be carried forward indefinitely. As of December 31, 2024 and 2023, the Company has gross state net operating loss carryforwards of $809,078 and $570,536, respectively, which begin to expire in 2041.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2024 and 2023, the change in the valuation allowance was $470,585 and $649,873, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2024 and 2023 is as follows:

	December 31,
	2024	2023
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	2.62%	(4.74)%
Change in fair value of warrant liabilities	(17.20)%	0.28%
Change in valuation allowance	(9.50)%	16.05%
Income tax provision	(3.08)%	32.59

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value in warrants and the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns for the years ended December 31, 2024 and 2023 remain open and subject to examination. The Company considers Delaware to be a significant state tax jurisdiction.

Note 11.Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The CODM uses net income or loss to manage the business and forecasts to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews significant expenses, which are consistent with those reported on the statements of operations, to manage, maintain, and enforce contractual agreements to ensure costs are aligned with agreements and the budget. The measure of segment assets is reported on the balance sheets as total assets. All segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

Note 12.Subsequent Events

On January 14, 2025, the Company made a $140,000 payment to the Internal Revenue Service for 2024 estimated federal taxes.

On January 15, 2025, certain third-party investors in the Company transferred an aggregate of 262,502 shares of Class B Common Stock, which had previously been transferred by the Sponsor to such investors, back to the Sponsor for no additional consideration in connection with the liquidation of certain of such investors’ investment vehicles. Accordingly, as of January 15, 2025, the Sponsor holds 4,200,000 shares of Class A common stock, par value $0.0001 per share, of the Company, 312,506 shares of Class B Common Stock and 11,700,000 private placement warrants of the Company.

On February 14, 2025, Southport, Angel Studios and Merger Sub entered into the Amendment No. 1 to Agreement and Plan of Merger (the “Merger Agreement Amendment”), which amends the Merger Agreement to (i) remove the closing condition requiring the Company to have at least $5,000,001 of net tangible assets upon the Closing, (ii) amend the definitions of “Acquiror Expense Cap” (as defined in the Merger Agreement Amendment) and “Transaction Expenses” (as defined in the Merger Agreement Amendment) and (iii) amend the provision regarding expense statements. Other than as expressly modified by the Merger Agreement Amendment, the Merger Agreement remains in full force and effect.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2025	Southport Acquisition Corporation

	By:	/s/ Jeb Spencer
Name: Jeb Spencer
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jeb Spencer	Chief Executive Officer and Director
Jeb Spencer	(Principal Executive Officer and Principal Financial and Accounting Officer)	April 15, 2025

/s/ Jared Stone	Chairman of the Board of Directors	April 15, 2025
Jared Stone

/s/ Sigmund Anderman	Director	April 15, 2025
Sigmund Anderman

/s/ Matthew Hansen	Director	April 15, 2025
Matthew Hansen

/s/ Jennifer Nuckles	Director	April 15, 2025
Jennifer Nuckles

/s/ Cathleen Schreiner Gates	Director	April 15, 2025
Cathleen Schreiner Gates

/s/ David Winfield	Director	April 15, 2025
David Winfield