Form 10-Q
period 2025-03-31
Southport Acquisition Corp
filed 2025-05-16
CIK 1865200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, there were 4,237,987 shares of Class A common stock and 1,550,000 shares of Class B common stock of the registrant issued and outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHPORT ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31,
	(unaudited)	2024
ASSETS
Current Assets:
Cash	$354,346	$494,974
Prepaid expenses	239,667	131,004
Total Current Assets	594,013	625,978
Non-Current Assets:
Marketable securities held in Trust Account (including $1,541 and $1,603 of accrued dividends as of March 31, 2025 and December 31, 2024, respectively)	433,645	429,151
Total Non-current Assets	433,645	429,151
TOTAL ASSETS	$1,027,658	$1,055,129

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$442,994	$553,678
Accounts payable	199,749	205,082
Accrued offering costs	184,047	184,047
Due to related party	270,590	270,590
Promissory note – related party	643,132	439,004
Administrative support fee – related party	456,500	411,500
Excise tax liability	2,424,524	2,424,524
Total Current Liabilities	4,621,536	4,488,425
Non-current liabilities:
Warrant liability	4,580,100	4,639,000
Total Non-current Liabilities	4,580,100	4,639,000
TOTAL LIABILITIES	9,201,636	9,127,425

Commitments and Contingencies (Note 8)

Class A common stock subject to possible redemption; 200,000,000 shares authorized; 37,987 shares issued and outstanding subject to possible redemption at redemption value as of March 31, 2025 and December 31, 2024, respectively	433,645	429,151

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,200,000 issued and outstanding (excluding 37,987 shares subject to possible redemption) as of March 31, 2025 and December 31, 2024	420	420
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1,550,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	155	155
Additional paid-in capital	709,503	713,997
Accumulated deficit	(9,317,701)	(9,216,019)
Total Stockholders’ Deficit	(8,607,623)	(8,501,447)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$1,027,658	$1,055,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended
	March 31,
	2025	2024
Operating costs:
Insurance expense	$24,867	$95,151
Administrative expenses	18,766	106,749
Administrative expenses – related party	45,000	45,000
Legal and accounting expenses	174,317	60,546
Franchise tax	(186,364)	75,874
Listing fees	—	21,250
Bank fees, general and administrative expenses	163	2,004
Total expenses	76,749	406,574
Loss from operations	(76,749)	(406,574)

Other income (expense):
Change in fair value of warrant liability	58,900	447,950
Non-redemption agreement expense	—	(274,973)
Dividend income on marketable securities held in Trust Account	4,494	559,907
Other income	63,394	732,884
(Loss) income before provision for income taxes	(13,355)	326,310
Provision for income taxes	(88,327)	(64,703)
Net (loss) income	$(101,682)	$261,607

Weighted average shares outstanding of redeemable Class A common stock	37,986	3,592,063

Basic and diluted net income per share, redeemable Class A common stock (see Note 2)	$0.10	$0.04

Weighted average shares outstanding of non-redeemable Class A and Class B common stock	5,750,000	5,750,000

Basic and diluted net (loss) income per share, non-redeemable Class A and Class B common stock (see Note 2)	$(0.02)	$0.02

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Class A common stock
	Subject to possible						Additional		Total
	Redemption		Class A common stock		Class B common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	37,987	$429,151	4,200,000	$420	1,550,000	$155	$713,997	$(9,216,019)	$(8,501,447)
Remeasurement of Class A common stock subject to possible redemption	—	4,494	—	—	—	—	(4,494)	—	(4,494)
Net loss	—	—	—	—	—	—	—	(101,682)	(101,682)
Balance – March 31, 2025	37,987	433,645	4,200,000	420	1,550,000	155	$709,503	(9,317,701)	(8,607,623)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Class A common stock
	Subject to possible						Additional		Total
	Redemption		Class A common stock		Class B common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	4,150,065	$44,709,805	4,200,000	$420	1,550,000	$155	$760,971	$(4,150,511)	$(3,388,965)
Sponsor capital contribution for non-redemption agreements	—	—	—	—	—	—	274,973	—	274,973
Sponsor cash capital contribution	—	—	—	—	—	—	235,647	—	235,647
Redemption of Class A common stock	(2,986,952)	(32,214,591)	—	—	—	—	—	—	—
Excise tax liability	—	—	—	—	—	—	—	(322,145)	(322,145)
Trust Account withdrawal for tax payments	—	(489,119)	—	—	—	—	—	489,119	489,119
Remeasurement of Class A common stock subject to possible redemption	—	559,907	—	—	—	—	(559,907)	—	(559,907)
Net income	—	—	—	—	—	—	—	261,607	261,607
Balance – March 31, 2024	1,163,113	$12,566,002	4,200,000	$420	1,550,000	$155	$711,684	$(3,721,930)	$(3,009,671)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months
	Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(101,682)	$261,607
Adjustments to reconcile net income to net cash used in operating activities:
Accrued dividend on marketable securities held in Trust Account	(1,541)	(175,923)
Change in fair value of warrant liabilities	(58,900)	(447,950)
Non-redemption agreement expense	—	274,973
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(116,017)	(1,850,511)
Administrative support fee – related party	45,000	45,000
Due to related party	—	34,357
Prepaid expenses	(108,663)	(130,720)
Net cash used in operating activities	(341,803)	(1,989,167)

Cash Flows from Investing Activities:
Purchases of marketable securities held in Trust Account	(2,953)	(383,984)
Proceeds from marketable securities held in Trust Account	—	32,703,710
Net cash (used in) provided by investing activities	(2,953)	32,319,726

Cash Flows from Financing Activities:
Payment to Class A common stockholders for redemptions	—	(32,214,591)
Cash capital contribution from Sponsor	—	235,647
Promissory note – related party	204,128	—
Net cash provided by (used in) financing activities	204,128	(31,978,944)

Net Change in Cash	(140,628)	(1,648,385)
Cash – Beginning of period	494,974	2,171,553
Cash – End of period	$354,346	$523,168

Supplemental Non-Cash Investing and Financing Activities:
Remeasurement of Class A common stock subject to possible redemption	$4,494	$559,907
Excess fair value of Class B common stock transferred by Sponsor	$—	$274,973
Excise tax liability	$—	$322,145
Supplemental Cash Flow Information:
Cash paid for taxes	$140,000	$2,201,810
Trust Account withdrawal for tax payments	$—	$489,119

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOUTHPORT ACQUISTION CORPORATION

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1.Description of Organization and Business Operations

Southport Acquisition Corporation (the “Company”, “SAC”, or “Southport”) is a blank check company formed in Delaware on April 13, 2021. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. Sigma Merger Sub, Inc. (“Merger Sub”), a direct wholly owned subsidiary of the Company, was formed in Delaware on September 9, 2024. The Company’s condensed financial statements include Merger Sub and are presented on a consolidated basis.

As of March 31, 2025, the Company had not yet commenced any operations. All activity from inception through March 31, 2024 related to the Company’s formation, initial public offering (the “IPO”), and pursuit of a target company to effect a Business Combination.

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

On November 13, 2024, the Company held the Third Extension Special Meeting, at which the Company’s stockholders approved the Third Extension Amendment Proposal and the Redemption Limitation Amendment Proposal. In connection with the vote to approve the Third Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the holders of 1,125,126 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $11.15 per Public Share, for an aggregate redemption amount of $12,543,118. Accordingly, as of March 31, 2025, there was 4,237,987 shares of Class A common stock issued and outstanding (including 37,987 shares of Class A common stock subject to possible redemption) and $433,645 held in the Trust Account.

On January 15, 2025, certain third-party investors in the Company transferred an aggregate of 262,502 shares of Class B common stock, par value $0.0001 per share, of the Company, which had previously been transferred by the Sponsor to such investors, back to the Sponsor for no additional consideration in connection with the liquidation of certain of such investors’ investment vehicles.

On February 14, 2025, SAC, Angel Studios and Merger Sub entered into Amendment No. 1 to the Merger Agreement (the “Merger Agreement Amendment”), which amended the Merger Agreement to (i) remove the closing condition that SAC have at least $5,000,001 of net tangible assets upon the Closing, (ii) amend the definitions of “Acquiror Expense Cap” (as defined in the Merger

Agreement Amendment) and “Transaction Expenses” (as defined in the Merger Agreement Amendment) and (iii) amend the provision regarding expense statements.

Risks and Uncertainties

Management is currently evaluating the impact of the Russia-Ukraine war, the conflicts in the Middle East, tariffs and trade restrictions, interest rate fluctuations, and the recently adopted Securities and Exchange Commission (the “SEC”) rules and amendments affecting special purpose acquisition corporations like the Company, and has concluded that while it is reasonably possible that such matters could have a negative effect on the Company’s financial position, cash flows, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of March 31, 2025. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On July 7, 2023, 18,849,935 shares of Class A common stock were redeemed by the Company’s stockholders for a total of $197,694,657 in connection with the First Extension Special Meeting. On March 14, 2024, 2,986,952 shares of Class A common stock were redeemed by the Company’s stockholders for a total of $32,214,591 in connection with the Second Extension Special Meeting. On November 13, 2024, 1,125,126 shares of Class A common stock were redeemed by the Company’s stockholders for a total of $12,543,118 in connection with the Third Extension Special Meeting. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists, the likelihood that the future events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing an initial Business Combination as of March 31, 2025 and determined that a contingent liability should be calculated and recorded. As of March 31, 2025, the Company recorded $2,424,524 of excise tax liability calculated as 1% of shares redeemed.

Going Concern

As of March 31, 2025 and December 31, 2024, the Company had cash of $354,346 and $494,974, respectively, and working capital deficit of $4,027,523 and $3,862,447, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements are issued. Management plans to address this uncertainty through a promissory note with the Sponsor and working capital loans whereby, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors can, but are not obligated to, loan the Company funds as may be required (see Note 5). However, there is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on April 15, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2024 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $354,346 and $494,974 of cash and no cash equivalents as of March 31, 2025 and December 31, 2024, respectively.

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

Accordingly, as of March 31, 2025 and December 31, 2024, there was $433,645 and $429,151, respectively, of marketable securities held in the Trust Account.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of March 31, 2025 and December 31, 2024, derivative liabilities are comprised of the warrant liability of $4,580,100 and $4,639,000, respectively.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2025 and December 31, 2024, 37,987 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. For the three months ended March 31, 2025 and 2024, the Company has recorded accretion of $4,494 and $559,907, respectively, to remeasure the value of Class A common stock subject to possible redemption value of $433,645 and $12,566,002, respectively.

As of March 31, 2025 and December 31, 2024, the Class A common stock, classified as temporary equity in the condensed consolidated balance sheets, are reconciled in the following tables:

Class A common stock subject to possible redemption, December 31, 2023	44,709,805
Redemption of Class A common stock	(44,757,709)
Trust Account withdrawal for tax payments	(489,119)
Remeasurement of Class A common stock subject to possible redemption	966,174
Class A common stock subject to possible redemption, December 31, 2024	429,151
Remeasurement of Class A common stock subject to possible redemption	4,494
Class A common stock subject to possible redemption, March 31, 2025	$433,645

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position, other than a change in accounting estimate related to the Company’s 2024 Delaware franchise tax accrual. The Company has adjusted the 2024 Delaware franchise tax accrual from $219,400, comprised of $200,000 of franchise tax and $19,400 of related interest and penalties as of December 31, 2024, to $18,746, comprised of $16,400 of franchise tax and $2,346 of related interest and penalties as of March 31, 2025, to agree to the 2024 Delaware franchise tax filing submission. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025, other than those previously mentioned.

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The condensed statements of operations include a presentation of income per Class A redeemable common stock and income (loss) per non-redeemable common stock following the two-class method of income (loss) per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total income allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using the weighted average shares outstanding ratio for the Class A redeemable common stock and for the non-redeemable Class A and Class B common stock for the three months ended March 31, 2025 and 2024 as a result of shareholder redemptions.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

For the Three Months Ended
March 31, 2025
Net loss	$(101,682)
Less: Remeasurement of Class A redeemable shares to redemption value	(4,494)
Net loss including accretion of Class A redeemable shares to redemption value	$(106,176)

	For the Three Months Ended
	March 31, 2025
	Class A	Class A and Class B
	Redeemable Shares	Non-redeemable shares	Total
Total number of shares	37,987	5,750,000	5,787,987
Ownership percentage	1%	99%	100%

Net loss allocated based on ownership percentage	(667)	(101,015)	(101,682)

Less: Remeasurement of Class A redeemable shares to redemption value based on ownership percentage	(30)	(4,464)	(4,494)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	4,494	—	4,494
Total income (loss) based on ownership percentage	$3,797	$(105,479)	$(101,682)

Weighted average shares outstanding	37,986	5,750,000
Basic and diluted net income (loss) per share	$0.10	$(0.02)

For the Three Months Ended
March 31, 2024
Net income	$261,607
Plus: Trust Account withdrawals for tax payments	489,119
Less: Remeasurement of Class A redeemable shares to redemption value	(559,907)
Net income including accretion of Class A redeemable shares to redemption value	$190,819

	For the Three Months Ended
	March 31, 2024
	Class A	Class A and Class B
	Redeemable Shares	Non-redeemable shares	Total
Total number of shares	1,163,113	5,750,000	6,913,113
Weighted average shares ratio	38%	62%	100%

Net income allocated based on weighted average shares ratio	$100,589	$161,018	$261,607

Plus: Trust Account withdrawals for tax payments based on weighted average shares ratio	188,068	301,051	489,119
Less: Remeasurement of Class A redeemable shares to redemption value based on weighted average shares ratio	(215,286)	(344,621)	(559,907)
Less: Accretion applicable to Trust Account withdrawals for tax payments	(489,119)	—	(489,119)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	559,907	—	559,907
Total income based on weighted average shares ratio	$144,159	$117,448	$261,607

Weighted average shares outstanding	3,592,063	5,750,000
Basic and diluted net income per share	$0.04	$0.02

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2025 and December 31, 2024, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for Annual periods beginning after December 15, 2024. The Company is currently assessing the impact, if any, that ASU 2023-09 would have on its financial position, results of operations or cash flows.

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

Upon the closing of the IPO on December 14, 2021, $234,600,000 ($10.20 per Unit sold in the IPO) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account. The amounts held in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of March 31, 2025 and December 31, 2024, $433,645 and $429,151 was held in the Trust Account, respectively. In addition, as of March 31, 2025 and December 31, 2024, $354,346 and $494,974 of cash was not held in the Trust Account and is available for working capital purposes, respectively.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants, at a price of $1.00 per warrant. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2025 and 2024, no Working Capital Loans were outstanding.

Sponsor Promissory Note

On October 3, 2024, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 to cover expenses related to the Business Combination (the “Sponsor Promissory Note”). The Sponsor Promissory Note is non-interest bearing and payable on the earlier of September 30, 2025 or the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Sponsor Promissory Note will not be repaid and all amounts owed under the Sponsor Promissory Note will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account. As of March 31, 2025 and December 31, 2024, the Company had $643,132 and $439,004, respectively, outstanding under the Sponsor Promissory Note.

Due to Related Party

The Sponsor has made tax payments, payments to various vendors on behalf of the Company, and transferred funds to the Company. As of March 31, 2025 and December 31, 2024, the Company owed $270,590 to the Sponsor.

Administrative Support Agreement

Commencing on December 10, 2021 and until completion of the Company’s initial Business Combination or liquidation, the Company is required to pay the Sponsor $15,000 per month for administrative support and services. The Company pays the Sponsor for rent and costs incurred under the administrative support and services agreement. For the three months ended March 31, 2025 and 2024, the Company has paid $0 under the agreement. The Company has accrued $456,500 and $411,500 related to the unpaid amounts under the administrative support agreement as of March 31, 2025 and December 31, 2024, respectively, which is recorded to administrative support fee – related party liability on the balance sheets. The Sponsor will not be paid for any unpaid amounts in the event an initial business combination is not consummated.

Sponsor Cash Capital Contribution

As of March 31, 2025, the Sponsor made capital contributions of $1,444,227 to the Company to fund outstanding payments to the Company’s vendors. The Sponsor made $0 and $235,647 of contributions for the three months ended March 31, 2025 and 2024, respectively. The Sponsor can, but is not obligated to, continue providing cash to satisfy working capital obligations as needed through capital contributions. The Company has recorded the cash received from the Sponsor as a capital contribution in additional paid-in capital.

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

Note 6.Stockholders’ Equity

Preferred stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At March 31, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

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

Accordingly, at March 31, 2025 and December 31, 2024, there were 4,237,987 shares of Class A common stock issued and outstanding, including 37,987 shares of Class A common stock subject to possible redemption, respectively.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value, common stock. Holders of the Company’s common stock are entitled to one vote for each share. On May 27, 2021, the Company issued an aggregate of 7,187,500 shares of Class B common stock to the Sponsor for a purchase price of $25,000. On November 25, 2021, the Sponsor surrendered 1,437,500 shares of Class B common stock for no consideration, resulting in there being an aggregate of 5,750,000 shares of Class B common stock outstanding. On May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the Sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock, resulting in an aggregate of 1,550,000 shares of Class B common stock issued and outstanding. Accordingly, as of March 31, 2025 and December 31, 2024, there were 1,550,000 shares of Class B common stock issued and outstanding, of which 312,506 are held by the Sponsor and 1,237,494 were transferred to third-party investors pursuant to the Non-Redemption Agreements.

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

On January 15, 2025, certain third-party investors in the Company transferred an aggregate of 262,502 shares of Class B common stock, par value $0.0001 per share, of the Company, which had previously been transferred by the Sponsor to such investors, back to the Sponsor for no additional consideration in connection with the liquidation of certain of such investors’ investment vehicles.

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

Note 9.Fair Value Measurements

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2025, and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in trust account	$433,645	$—	$—
Liabilities:
Public Warrants	$—	$2,270,100	$—
Private Placement Warrants	$—	$2,310,000	$—

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in trust account	$429,151	$—	$—
Liabilities:
Public Warrants	$—	$2,300,000	$—
Private Placement Warrants	$—	$2,339,000	$—

The following table presents the changes in the fair value of the Company’s liabilities classified as Level 2 as of March 31, 2025 and December 31, 2024:

Warrant Liabilities
Level 2 Derivative warrant liabilities as of December 31, 2023	$293,000
Change in fair value of Private Placement Warrant liability	2,046,000
Transfer of Public Warrant liability to Level 2	2,300,000
Level 2 Derivative warrant liabilities as of December 31, 2024	4,639,000
Change in fair value of warrant liabilities	(58,900)
Level 2 Derivative warrant liabilities as of March 31, 2025	$4,580,100

The Public Warrants were reclassified from Level 1 to Level 2 as a result of the delisting of the Company’s Class A common stock and Public Warrants from the NYSE on March 21, 2024.

At March 31, 2025, and December 31, 2024, the Company’s warrant liability was valued at $4,580,100 and $4,639,000. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed consolidated statement of operations.

The following table presents fair value information for the three months ended March 31, 2025, and 2024, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Private Placement Warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

	For the Three Months Ended March 31, 2025
		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities as of December 31, 2024	$2,300,000	$2,339,000	$4,639,000
Change in fair value	(29,900)	(29,000)	(58,900)
Derivative warrant liabilities as of March 31, 2025	$2,270,100	$2,310,000	$4,580,100

	For the Three Months Ended March 31, 2024
		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities as of December 31, 2023	$287,500	$293,000	$580,500
Change in fair value	(221,950)	(226,000)	(447,950)
Derivative warrant liabilities as of March 31, 2024	$65,550	$67,000	$132,550

Measurement

The Company established the initial fair value for the warrants on December 14, 2021, the date of the consummation of the Company’s IPO. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. As of March 31, 2025, the Public Warrants have detached from the Units and are separately tradable on the over-the-counter markets. The closing price of the Public Warrants was utilized in determining the fair value of the Public Warrants as of March 31, 2025.

The key inputs into the Monte Carlo simulation formula used to value the Private Placement Warrants were as follows at March 31, 2025 and 2024:

	March 31,
Inputs:	2025	2024
Common stock price	$11.36	$10.80
Exercise price	$11.50	$11.50
Risk-free rate of interest	3.94%	4.16%
Volatility	0.00%	0.00%
Term	5.24	5.71
Warrant to buy one share	$0.01	$0.01
Dividend yield	0.00%	0.00%

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

Note 10.Income Taxes

The Company utilized the discrete method for estimating its interim income tax provision. During the three months ended March 31, 2025 and 2024, the Company recorded an income tax provision of $88,327 and $64,703, respectively, and our effective tax rate was (661.36)% and 19.83%, respectively. The effective tax rate differs from the Federal statutory tax rate of 21% due to changes in the fair value of warrant liabilities and valuation allowance on the deferred tax assets. The income tax provision of $88,327 for the three months ended March 31, 2025 includes a return to provision adjustment of $35,014.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of capitalized startup costs. The Company considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As such, the Company recorded a full valuation allowance against net deferred tax assets as of March 31, 2025.

Note 11. Segment Information

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

Note 12. Subsequent Events

On April 25, 2025, the Company filed its 2024 federal tax return. The Company did not make any additional payments with the return as the Company made estimated payments in excess of the tax liability for the year ended December 31, 2024.

On April 28, 2025, the Company filed its 2024 Delaware franchise tax report. The Company paid $18,476 which is comprised of 2024 Delaware franchise tax of $16,400, a $200 penalty, $1,826 of monthly interest on late payment, and a $50 annual filing fee.

The Company determined that these events represent conditions that existed as of the balance sheet date and have been adjusted for in the financial statements as of and for the three months ended March 31, 2025. Refer to Note 2 and Note 10.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise stated or the context otherwise requires, references in this quarterly report to (i) the “Company,” “SAC,” “Southport,” “us,” or “we” are to Southport Acquisition Corporation, a Delaware corporation; (ii) “founder shares” are to shares of our Class B common stock initially purchased by our Sponsor in a Private Placement (as defined herein) prior to our IPO (as defined herein), and the shares of our Class A common stock issued upon the conversion thereof; and (iii) “Sponsor” are to Southport Acquisition Sponsor LLC, a Delaware limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This quarterly report, including statements under this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements. These forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not a forward-looking statement. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying some of the important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the discussion under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2024 and our quarterly reports on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our tax obligations (less up to $100,000 of interest to pay dissolution expenses), the proceeds deposited in the Trust Account will not be released from the Trust Account until the earliest of (a) the completion of our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide our public stockholders the right to have their public shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 30, 2025 or during an extended time that the Company has to consummate its initial business combination as approved by the stockholders (an “Extension Period”) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (c) the redemption of all of our public shares if we are unable to complete our initial business combination by September 30, 2025 or during any Extension Period, subject to applicable law. The proceeds held in the Trust Account may only be invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations.

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

Prior to the First Extension Special Meeting, on May 25, 2023, the Company and our sponsor entered into the Non-Redemption Agreements with the unaffiliated third party investors (“Third-Party SAC Investors”) in exchange for the Third-Party SAC Investors agreeing (i) not to redeem the Non-Redeemed Shares in connection with the First Extension Special Meeting and (ii) to vote in favor of the First Extension Amendment Proposal and the First Extension at the First Extension Special Meeting (other than with respect to certain shares acquired or to be acquired pursuant to the Non-Redemption Agreements). In exchange for the foregoing commitments, our sponsor agreed to transfer to the Third-Party SAC Investors an aggregate of up to 1,499,996 shares of our Class B common stock held by our sponsor, with 500,000 of such shares to be transferred to the Third-Party SAC Investors promptly upon consummation of the First Extension, and an additional 166,666 shares to be transferred to the Third-Party SAC Investors monthly beginning on September 14, 2023 and up to, and including, February 14, 2024, if the board of directors of SAC elects to further extend the deadline to consummate an initial business combination at or prior to such date, in each case, if the Third-Party SAC Investors continue to hold such Non-Redeemed Shares through the First Extension Special Meeting.

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

On January 15, 2025, certain third-party investors in the Company transferred an aggregate of 262,502 shares of Class B common stock, par value $0.0001 per share, of the Company, which had previously been transferred by the Sponsor to such investors, back to the Sponsor for no additional consideration in connection with the liquidation of certain of such investors’ investment vehicles.

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

On February 14, 2025, SAC, Angel Studios and Merger Sub entered into Amendment No. 1 to the Merger Agreement (the “Merger Agreement Amendment”), which amended the Merger Agreement to (i) remove the closing condition that SAC have at least $5,000,001 of net tangible assets upon the Closing, (ii) amend the definitions of “Acquiror Expense Cap” (as defined in the Merger Agreement Amendment) and “Transaction Expenses” (as defined in the Merger Agreement Amendment) and (iii) amend the provision regarding expense statements.

In connection with the Merger Agreement and subject to the approval of the holders of Southport’s Public Warrants, Southport will amend its Public Warrants so that, immediately prior to the Closing, each of the issued and outstanding Public Warrants automatically will convert into 0.1 newly issued share of Southport Class A common stock and such warrants will cease to be outstanding. Additionally, in connection with the Sponsor Support Agreement (defined below), the Sponsor has agreed to forfeit all of the Private Placement Warrants held by it at the Closing for no additional consideration.

Support Agreement

On September 11, 2024, SAC entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”), by and among SAC, our sponsor and Angel Studios, pursuant to which our sponsor has agreed to, among other things, (i) vote in favor of the Merger Agreement and the transactions contemplated thereby and (ii) not redeem its shares of our common stock in connection therewith. In addition, our sponsor has agreed to forfeit all of the private placement warrants held by it at the Closing for no additional consideration. Our Sponsor has also agreed to cover certain expenses incurred by SAC that are unpaid and payable at the Closing in excess of a specified cap. The Sponsor Agreement will terminate upon the earlier of the termination of the Merger Agreement or written agreement by the parties.

Angel Studios Stockholder Support Agreement

On September 11, 2024, SAC entered into a Stockholder Support Agreement (the “Angel Studios Stockholder Support Agreement”) by and among SAC, Angel Studios and certain stockholders of Angel Studios (the “Key Stockholders”). Under the Angel Studios Stockholder Support Agreement, the Key Stockholders agreed, with respect to the outstanding shares of Angel Studios common stock held by such Key Stockholders, to vote their shares or execute and deliver a written consent adopting the Merger Agreement and related transactions and approving the Merger Agreement and transactions contemplated thereby.

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

Results of Operations and Known Trends or Future Events

Our entire activity from inception through March 31, 2025 relates solely to our formation, our IPO, and pursuit of an initial business combination. We have not generated any operating revenues to date, and we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had net loss of $101,682, which consisted of $4,494 dividend income on marketable securities held in the Trust Account, a $58,900 gain on the change in fair value of warrant liability, and a $186,364 gain on the adjustment of franchise tax expense, offset by, $174,317 in legal and accounting expenses, and $88,327 provision for income tax, $63,766 of administrative expenses (of which $45,000 are due to related party), $24,867 of insurance expense, and $163 of formation and operating costs.

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

Liquidity and Capital Resources

As of March 31, 2025 and December 31, 2024, we had cash of $354,346 and $494,974, respectively, and working capital deficit of $4,027,523 and $3,862,447, respectively.

As of March 31, 2025, net cash used in by operating activities was $341,803. Net loss of $101,682 was increased by a  $58,900 gain on the change in fair value of warrant liability, $1,541 of accrued dividends on marketable securities held in the Trust Account and a $179,680 decrease in changes in operating assets and liabilities.

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

As of March 31, 2025 and 2024, we had marketable securities held in the Trust Account of $433,645 and $429,151, respectively, consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of March 31, 2025 and 2024, we had cash of $354,346 and $494,974, respectively, held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

The sponsor has committed to making capital contributions to the Company in order to fund its search for and consummation of an initial business combination. The sponsor has provided cash contributions of $0 and $235,647 for the three months ended March 31, 2025 and 2024, respectively.

On October 3, 2024, the sponsor agreed to loan the Company an aggregate of up to $1,000,000 to cover expenses related to the Business Combination (the “Sponsor Promissory Note”). The Sponsor Promissory Note is non-interest bearing and payable on the earlier of September 30, 2025 or the date on which the Company consummates an initial business combination. If the Company does not consummate a business combination, the Sponsor Promissory Note will not be repaid and all amounts owed under the Sponsor Promissory Note will be forgiven except to the extent that the Company as funds available to it outside of the Trust Account. As of March 31, 2025 and December 31, 2024, the Company drew $643,132 and $439,004, respectively, under the Sponsor Promissory Note.

We do not believe we will have sufficient funds in order to meet the expenditures required for operating our business prior to our initial business combination. We expect to incur significant costs related to identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. However, the Sponsor Support Agreement provides that if there are any amounts outstanding under any working capital loan extended to SAC by the Sponsor as of the Closing, then notwithstanding the terms of any such working capital loan, SAC will repay such outstanding amounts to the Sponsor at the Closing solely in cash, and not in the form of SAC common stock or any other form.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025 or December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2025 or December 31, 2024.

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

On January 15, 2025, certain third-party investors in the Company transferred an aggregate of 262,502 shares of Class B common stock, par value $0.0001 per share, of the Company, which had previously been transferred by the Sponsor to such investors, back to the Sponsor for no additional consideration in connection with the liquidation of certain of such investors’ investment vehicles.

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

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of March 31, 2025.

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

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, as of December 31, 2022, we identified a material weakness related to the fact that we had not yet designed and maintained effective controls relating to the presentation of our statements of cash flows, which continues to exist as of March 31, 2025. As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, as of December 31, 2023, we identified a material weakness related to the fact that we had not yet designed and maintained effective controls relating to the recognition of excise tax liability within our financial statements, which continues to exist as of March 31, 2025. As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, as of December 31, 2024, we identified a material weakness related to the fact that we had not yet designed and maintained effective controls relating to our process for recording accrued liabilities, which continues to exist as of March 31, 2025.

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

Remediation Activities

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, we implemented a remediation plan to address the material weakness identified as of December 31, 2022. Our Chief Executive Officer will continue to perform additional post-closing review procedures including consulting with subject matter experts related to the accounting for marketable securities and stockholder redemptions. We implemented a remediation plan to address the material weakness identified as of December 31, 2023. Our Chief Executive Officer will continue to perform additional post-closing review procedures including consulting with tax and legal subject matter experts related to the accounting for stockholder redemptions. We plan to implement a remediation plan to address the material weakness identified as of December 31, 2024. Our Chief Executive Officer will continue to perform additional post-closing review procedures including confirmation with vendors of amounts owed and outstanding at each period end. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements, we have improved, and will continue to improve, these processes to ensure that transactions are effectively evaluated in the context of the increasingly complex accounting standards. We plan to continue to enhance our review procedures of evaluating and implementing the accounting standards that apply to our financial statements, including additional analyses by our personnel and third-party professionals with whom we consult regarding complex accounting, tax and legal matters. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

Except as disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this quarterly report are any of the risks described in our annual report on Form 10-K for the year ended December 31, 2024 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the quarter ended March 31, 2025.

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

May 15, 2025	Southport Acquisition Corporation

	By:	/s/ Jeb Spencer
Name: Jeb Spencer
Title: Chief Executive Officer (and Principal Financial Officer)