Form 10-Q
period 2025-06-30
Southport Acquisition Corp
filed 2025-08-14
CIK 1865200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 14, 2025, there were 4,237,987 shares of Class A common stock and 1,550,000 shares of Class B common stock of the registrant issued and outstanding.

	PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024	2
	Condensed Consolidated Statements of Changes in Common Stock Subject to Possible Redemption and Stockholders’ Deficit for the three and six months ended June 30, 2025 and 2024	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk	34
Item 4.	Controls and Procedures	34
	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings.	36
Item 1A.	Risk Factors.	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	36
Item 3.	Defaults Upon Senior Securities.	37
Item 4.	Mine Safety Disclosures.	37
Item 5.	Other Information.	37
Item 6.	Exhibits.	37

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTHPORT ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31,
	(unaudited)	2024
ASSETS
Current Assets:
Cash	$328,610	$494,974
Prepaid expenses	83,524	131,004
Total Current Assets	412,134	625,978
Non-Current Assets:
Marketable securities held in Trust Account (including $1,439 and $1,603 of accrued dividends as of June 30, 2025 and December 31, 2024, respectively)	438,166	429,151
Total Non-current Assets	438,166	429,151
TOTAL ASSETS	$850,300	$1,055,129

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$289,963	$553,678
Accounts payable	297,402	205,082
Accrued offering costs	184,047	184,047
Due to related party	270,590	270,590
Promissory note – related party	814,146	439,004
Administrative support fee – related party	501,500	411,500
Excise tax liability	2,424,524	2,424,524
Total Current Liabilities	4,782,172	4,488,425
Non-current liabilities:
Warrant liability	5,797,850	4,639,000
Total Non-current Liabilities	5,797,850	4,639,000
TOTAL LIABILITIES	10,580,022	9,127,425

Commitments and Contingencies (Note 8)

Class A common stock subject to possible redemption; 200,000,000 shares authorized; 37,987 shares issued and outstanding subject to possible redemption at redemption value as of June 30, 2025 and December 31, 2024	438,166	429,151

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 4,200,000 issued and outstanding (excluding 37,987 shares subject to possible redemption) as of June 30, 2025 and December 31, 2024	420	420
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1,550,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	155	155
Additional paid-in capital	704,982	713,997
Accumulated deficit	(10,873,445)	(9,216,019)
Total Stockholders’ Deficit	(10,167,888)	(8,501,447)
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$850,300	$1,055,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating costs:
Insurance expense	$25,726	$80,138	$50,593	$175,289
Administrative expense	97,228	7,079	115,994	113,828
Administrative expense – related party	45,000	45,000	90,000	90,000
Legal and accounting expenses	170,705	82,785	345,022	143,331
Franchise tax expense	3,579	50,000	(182,785)	125,874
Listing fees	—	21,250	—	42,500
Formation, general and administrative expenses	—	1,476	163	3,480
Total expenses	342,238	287,728	418,987	694,302
Loss from operations	(342,238)	(287,728)	(418,987)	(694,302)

Other income (loss):
Change in fair value of warrant liability	(1,217,750)	(331,450)	(1,158,850)	116,500
Non-redemption agreement expense	—	—	—	(274,973)
Dividend income on marketable securities held in Trust Account	4,521	163,615	9,015	723,522
Other (expense) income	(1,213,229)	(167,835)	(1,149,835)	565,049
Loss before provision for income taxes	(1,555,467)	(455,563)	(1,568,822)	(129,253)
Provision for income taxes	(277)	(49,421)	(88,604)	(114,124)
Net loss	$(1,555,744)	$(504,984)	(1,657,426)	(243,377)

Weighted average shares outstanding of redeemable Class A common stock	37,987	1,163,113	37,987	2,377,588

Basic and diluted net income per share, redeemable Class A common stock (see Note 2)	$(0.15)	$0.04	(0.05)	0.04

Weighted average shares outstanding of non-redeemable Class A and Class B common stock	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net loss per share, non-redeemable Class A and Class B common stock (see Note 2)	$(0.27)	$(0.10)	(0.29)	(0.06)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Class A common stock
	Subject to possible						Additional		Total
	Redemption		Class A common stock		Class B common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2025	37,987	$429,151	4,200,000	$420	1,550,000	$155	$713,997	$(9,216,019)	$(8,501,447)
Remeasurement of Class A common stock subject to possible redemption	—	4,494	—	—	—	—	(4,494)	—	(4,494)
Net loss	—	—	—	—	—	—	—	(101,682)	(101,682)
Balance – March 31, 2025	37,987	$433,645	4,200,000	$420	1,550,000	$155	$709,503	$(9,317,701)	$(8,607,623)
Remeasurement of Class A common stock subject to possible redemption	—	4,521	—	—	—	—	(4,521)	—	(4,521)
Net loss	—	—	—	—	—	—	—	(1,555,744)	(1,555,744)
Balance – June 30, 2025	37,987	$438,166	4,200,000	$420	1,550,000	$155	$704,982	$(10,873,445)	$(10,167,888)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Class A common stock
	Subject to possible						Additional		Total
	Redemption		Class A common stock		Class B common stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2024	4,150,065	$44,709,805	4,200,000	$420	1,550,000	$155	$760,971	$(4,150,511)	$(3,388,965)
Sponsor capital contribution for non-redemption agreements	—	—	—	—	—	—	274,973	—	274,973
Sponsor cash capital contribution	—	—	—	—	—	—	235,647	—	235,647
Redemption of Class A common stock	(2,986,952)	(32,214,591)	—	—	—	—	—	—	—
Excise tax liability	—	—	—	—	—	—	—	(322,145)	(322,145)
Trust Account withdrawal for tax payments	—	(489,119)	—	—	—	—	—	489,119	489,119
Remeasurement of Class A common stock subject to possible redemption	—	559,907	—	—	—	—	(559,907)	—	(559,907)
Net income	—	—	—	—	—	—	—	261,607	261,607
Balance – March 31, 2024	1,163,113	$12,566,002	4,200,000	$420	1,550,000	$155	$711,684	$(3,721,930)	$(3,009,671)
Sponsor cash capital contribution	—	—	—	—	—	—	97,581	—	97,581
Remeasurement of Class A common stock subject to possible redemption	—	163,615	—	—	—	—	(163,615)	—	(163,615)
Net loss	—	—	—	—	—	—	—	(504,984)	(504,984)
Balance – June 30, 2024	1,163,113	$12,729,617	4,200,000	$420	1,550,000	$155	$645,650	$(4,226,914)	$(3,580,689)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SOUTHPORT ACQUISITION CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months
	Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(1,657,426)	$(243,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued dividend on marketable securities held in Trust Account	(1,493)	(54,200)
Change in fair value of warrant liabilities	1,158,850	(116,500)
Non-redemption agreement expense	—	274,973
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(171,395)	(1,688,418)
Administrative support fee – related party	90,000	90,000
Due to related party	—	34,357
Prepaid expenses	47,480	(130,720)
Net cash used in operating activities	(533,984)	(1,833,885)

Cash Flows from Investing Activities:
Purchases of marketable securities held in Trust Account	(7,522)	(669,322)
Proceeds from marketable securities held in Trust Account	—	32,703,710
Net cash provided by (used in) investing activities	(7,522)	32,034,388

Cash Flows from Financing Activities:
Drawdowns on promissory note – related party	375,142	—
Payment to Class A common stockholders for redemptions	—	(32,214,591)
Cash capital contribution from Sponsor	—	333,228
Net cash (used in) financing activities	375,142	(31,881,363)

Net Change in Cash	(166,364)	(1,680,860)
Cash – Beginning of period	494,974	2,171,553
Cash – End of period	$328,610	$490,693

Supplemental Non-Cash Investing and Financing Activities:
Remeasurement of Class A common stock subject to possible redemption	$9,015	$723,522
Share redemption payable	$—	$—
Trust Account withdrawal for tax payments	$—	$489,119
Excess fair value of Class B common stock transferred by Sponsor	$—	$274,973
Excise tax liability	$—	$322,145
Supplemental Cash Flow Information:
Cash paid for taxes	$165,335	$2,201,810

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

As of June 30, 2025, the Company had not yet commenced any operations. All activity from inception through June 30, 2025 related to the Company’s formation, initial public offering (the “IPO”), and pursuit of a target company to effect a Business Combination.

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

On September 11, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Merger Sub and Angel Studios, Inc., a Delaware Corporation (“Angel Studios”). The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, (i) at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), upon the terms and subject to the conditions thereof, and in accordance with the Delaware General Corporation Law, as amended, Merger Sub will merge with and into Angel Studios, with Angel Studios continuing as the surviving corporation and a wholly owned subsidiary of Southport (the “Merger”); (ii) at the Closing, all of the outstanding capital stock of Angel Studios (other than shares subject to Angel Studios options, shares held in treasury and any dissenting shares) will be converted into the right to receive shares of common stock, par value $0.0001 per share, of Southport (“Southport Common Stock”), in an aggregate amount equal to (x) $1,500,000,000 plus the aggregate gross proceeds of any capital raised by Angel Studios prior to the Closing, divided by (y) $10.00; (iii) at the Closing, all of the outstanding options to acquire capital stock of Angel Studios will be converted into comparable options to acquire shares of Southport Common Stock (subject to appropriate adjustments to the number of shares of Southport Common Stock underlying such options and the exercise price of such options); (iv) subject to the approval of the holders of Southport’s public warrants, Southport will amend its public warrants so that, immediately prior to the Closing, each of the issued and outstanding Southport public warrants automatically will convert into 0.1 newly issued share of the Company’s Class A common stock and such warrants will cease to be outstanding; and (v) at the Closing, Southport will be renamed “Angel Studios, Inc.”

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

On October 2, 2024, the Company filed a definitive proxy statement (the “Original Third Extension Proxy Statement”) with respect to a third special meeting of stockholders (the “Third Extension Special Meeting”) to obtain stockholder approval to further amend the Company’s amended and restated certificate of incorporation to extend the time by which the Company must consummate its initial Business Combination from December 14, 2024 to September 30, 2025, as contemplated by the Merger Agreement (the “Third Extension Amendment Proposal”). On October 11, 2024, the Company received a redemption report from the Trustee indicating that, as of October 11, 2024, the holders of 985,170 shares of the Company’s Class A common stock had properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.08 per share. On October 14, 2024, the Company determined to postpone the Third Extension Special Meeting originally scheduled for October 15, 2024, to October 22, 2024, to allow additional time for the Company to engage with its stockholders and solicit redemption reversals. On October 21, 2024, the Company cancelled the Third Extension Special Meeting and announced that it intended to file an amendment to the definitive proxy statement to reflect the addition of a new proposal to amend the Company’s amended and restated certificate of incorporation to eliminate the limitation that the Company may not redeem its outstanding shares of Class A common stock to the extent that such redemption would result in the Company having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act), of less than $5,000,001, in order to allow the Company to redeem such shares irrespective of whether such redemption would exceed this limitation (the “Redemption Limitation Amendment Proposal”). Accordingly, the redemptions indicated on the October 11, 2024 redemption report from the Trustee in connection with the Third Extension Special Meeting were not processed.

On October 29, 2024, the Company filed an amendment to the Original Third Extension Proxy Statement that amends and restates the Original Third Extension Proxy Statement to: (1) reschedule the Third Extension Special Meeting originally scheduled for October 15, 2024 and postponed to October 22, 2024 (as previously disclosed in the Current Report on Form 8-K filed with the SEC on October 15, 2024) to November 13, 2024 and (2) reflect the addition of the Redemption Limitation Amendment Proposal.

On November 13, 2024, the Company held the Third Extension Special Meeting, at which the Company’s stockholders approved the Third Extension Amendment Proposal and the Redemption Limitation Amendment Proposal. In connection with the vote to approve the Third Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the holders of 1,125,126 Public Shares properly exercised their right to redeem their shares (and did not withdraw their redemption) for cash at a redemption price of approximately $11.15 per Public Share, for an aggregate redemption amount of $12,543,118. Accordingly, as of June 30, 2025, there were 4,237,987 shares of Class A common stock issued and outstanding (including 37,987 shares of Class A common stock subject to possible redemption) and $438,166 held in the Trust Account.

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

Risks and Uncertainties

Management is currently evaluating the impact of the Russia-Ukraine war, the conflicts in the Middle East, tariff and trade restrictions, interest rate fluctuations, and the recently adopted Securities and Exchange Commission (the “SEC”) rules and amendments affecting special purpose acquisition corporations like the Company, and has concluded that while it is reasonably possible that such matters could have a negative effect on the Company’s financial position, cash flows, results of its operations and/or search for a target company, the specific impacts are not readily determinable as of June 30, 2025. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On July 7, 2023, 18,849,935 shares of Class A common stock were redeemed by the Company’s stockholders for a total of $197,694,657 in connection with the stockholder vote to approve the Company’s Extension Amendment Proposal. On March 14, 2024, 2,986,952 shares of Class A common stock were redeemed by the Company’s stockholders for a total of $32,214,591 in connection with the stockholder vote to further extend the time that the Company has to consummate its initial Business Combination from March 14, 2024 to December 14, 2024. On November 13, 2024, 1,125,126 shares of Class A common stock were redeemed by the Company’s stockholders for a total of $12,543,118 in connection with the vote to approve the Third Extension Amendment Proposal and the Redemption Limitation Amendment Proposal. The Company evaluated the classification and accounting of the stock redemption under ASC 450, “Contingencies”. ASC 450 states that when a loss contingency exists, the likelihood that the future events will confirm the loss or impairment of an asset or the incurrence of a liability can range from probable to remote. A contingent liability must be reviewed at each reporting period to determine appropriate treatment. The Company evaluated the current status and probability of completing an initial Business Combination as of June 30, 2025 and determined that a contingent liability should be calculated and recorded. As of June 30, 2025, the Company recorded $2,424,524 of excise tax liability calculated as 1% of shares redeemed.

Going Concern

As of June 30, 2025 and December 31, 2024, the Company had cash of $328,610 and $494,974, respectively, and working capital deficit of $4,370,038 and $3,862,447, respectively. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these financial statements are issued. Management plans to address this uncertainty through capital contributions or working capital loans whereby, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors can, but are not obligated to, loan the Company funds as may be required (see Note 5). However, there is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on April 15, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2024 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $328,610 and $494,974 of cash and no cash equivalents as of June 30, 2025 and December 31, 2024, respectively.

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

Accordingly, as of June 30, 2025 and December 31, 2024, there was $438,166 and $429,151, respectively, of marketable securities held in the Trust Account.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. As of June 30, 2025 and December 31, 2024, derivative liabilities are comprised of the warrant liability of $5,797,850 and $4,639,000, respectively.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2025 and December 31, 2024, 37,987 shares of Class A common stock subject to possible redemption is presented, at redemption value, as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit. For the three and six months ended June 30, 2025, the Company has recorded accretion of $4,521 and $9,015, respectively, to remeasure the value of Class A common stock subject to possible redemption value of $438,166. For the three and six months ended June 30, 2024, the Company has recorded accretion of $163,615 and $723,522, respectively, to remeasure the value of Class A common stock subject to possible redemption value of $12,729,617.

As of June 30, 2025 and December 31, 2024, the Class A common stock, classified as temporary equity in the condensed balance sheets, are reconciled in the following tables:

Class A common stock subject to possible redemption, December 31, 2023	$44,709,805
Redemption of Class A common stock	(44,757,709)
Trust Account withdrawal for tax payments	(489,119)
Remeasurement of Class A common stock subject to possible redemption	966,174
Class A common stock subject to possible redemption, December 31, 2024	429,151
Remeasurement of Class A common stock subject to possible redemption	9,015
Class A common stock subject to possible redemption, June 30, 2025	$438,166

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position, other than a change in accounting estimate related to the Company’s 2024 Delaware franchise tax accrual. The Company has adjusted the 2024 Delaware franchise tax accrual from $219,400, comprised of $200,000 of franchise tax and $19,400 of related interest and penalties as of December 31, 2024, to $18,746, comprised of $16,400 of franchise tax and $2,346 of related interest and penalties as of March 31, 2025, to agree to the 2024 Delaware franchise tax filing submission. The 2024 Delaware franchise tax of $18,746 was paid on March 20, 2025. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025, other than those previously mentioned.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S. As the legislation was signed into law after June 30, 2025, its impacts are not reflected in the Company’s results for the three and six months ended June 30, 2025. The Company is in the process of evaluating the OBBBA and has not estimated its financial impact at this time.

Net Income (Loss) Per Common Stock

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. The condensed statements of operations include a presentation of income per Class A redeemable common stock and income (loss) per non-redeemable common stock following the two-class method of income (loss) per common stock. In order to determine the net income (loss) attributable to both the Class A redeemable common stock and non-redeemable common stock, the Company first considered the total income allocable to both sets of stock. This is calculated using the total net income (loss) less any dividends paid. For purposes of calculating net income (loss) per share, any remeasurement of the Class A common stock subject to possible redemption was treated as dividends paid to the public stockholders. Subsequent to calculating the total income (loss) allocable to both sets of stock, the Company split the amount to be allocated using the weighted average shares outstanding ratio for the Class A redeemable common stock and for the non-redeemable Class A and Class B common stock for the three and six months ended June 30, 2025 and 2024, as a result of shareholder redemptions.

The following table reflects the calculation of basic and diluted net income (loss) per common stock (in dollars, except per share amounts):

For the Three Months Ended
June 30, 2025
Net loss	$(1,555,744)
Less: Remeasurement of Class A redeemable shares to redemption value	(4,521)
Net loss including accretion of Class A redeemable shares to redemption value	$(1,560,265)

	For the Three Months Ended
	June 30, 2025
	Class A	Class A and Class B
	Redeemable Shares	Non-redeemable shares	Total
Total number of shares	37,987	5,750,000	5,787,987
Ownership percentage	1%	99%	100%

Net loss allocated based on ownership percentage	(10,210)	(1,545,534)	(1,555,744)

Less: Remeasurement of Class A redeemable shares to redemption value based on ownership percentage	(30)	(4,491)	(4,521)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	4,521	—	4,521
Total loss based on ownership percentage	$(5,719)	$(1,550,025)	$(1,555,744)

Weighted average shares outstanding	37,987	5,750,000
Basic and diluted net income (loss) per share	$(0.15)	$(0.27)

For the Six Months Ended
June 30, 2025
Net loss	$(1,657,426)
Less: Remeasurement of Class A redeemable shares to redemption value	(9,015)
Net loss including accretion of Class A redeemable shares to redemption value	$(1,666,441)

	For the Six Months Ended
	June 30, 2025
	Class A	Class A and Class B
	Redeemable Shares	Non-redeemable shares	Total
Total number of shares	37,987	5,750,000	5,787,987
Ownership percentage	1%	99%	100%

Net loss allocated based on ownership percentage	(10,878)	(1,646,548)	(1,657,426)

Less: Remeasurement of Class A redeemable shares to redemption value based on ownership percentage	(59)	(8,956)	(9,015)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	9,015	—	9,015
Total loss based on ownership percentage	$(1,922)	$(1,655,504)	$(1,657,426)

Weighted average shares outstanding	37,987	5,750,000	—
Basic and diluted net income (loss) per share	$(0.05)	$(0.29)	—

For the Three Months Ended
June 30, 2024
Net loss	$(504,984)
Less: Remeasurement of Class A redeemable shares to redemption value	(163,615)
Net loss including accretion of Class A redeemable shares to redemption value	$(668,599)

	For the Three Months Ended
	June 30, 2024
	Class A	Class A and Class B
	Redeemable Shares	Non-redeemable shares	Total
Total number of shares	1,163,113	5,750,000	6,913,113
Weighted average shares ratio	17%	83%	100%

Net loss allocated based on weighted average shares ratio	$(84,962)	$(420,022)	$(504,984)

Less: Remeasurement of Class A redeemable shares to redemption value based on weighted average shares ratio	(27,528)	(136,087)	(163,615)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	163,615	—	163,615
Total income (loss) based on weighted average shares ratio	$51,125	$(556,109)	$(504,984)

Weighted average shares outstanding	1,163,113	5,750,000
Basic and diluted net income (loss) per share	$0.04	$(0.10)

For the Six Months Ended
June 30, 2024
Net loss	$(243,377)
Plus: Trust Account withdrawals for tax payments	489,119
Less: Remeasurement of Class A redeemable shares to redemption value	(723,522)
Net loss including accretion of Class A redeemable shares to redemption value	$(477,780)

	For the Six Months Ended
	June 30, 2024
	Class A	Class A and Class B
	Redeemable Shares	Non-redeemable shares	Total
Total number of shares	1,163,113	5,750,000	6,913,113
Weighted average shares ratio	29%	71%	100%

Net loss allocated based on weighted average shares ratio	$(71,196)	$(172,181)	$(243,377)

Plus: Trust Account withdrawals for tax payments based on weighted average shares ratio	143,083	346,036	489,119
Less: Remeasurement of Class A redeemable shares to redemption value based on weighted average shares ratio	(211,654)	(511,868)	(723,522)
Less: Accretion applicable to Trust Account withdrawals for tax payments	(489,119)	—	(489,119)
Plus: Accretion applicable to remeasurement of Class A redeemable shares to redemption value	723,522	—	723,522
Total income (loss) based on weighted average shares ratio	$94,636	$(338,013)	$(243,377)

Weighted average shares outstanding	2,377,588	5,750,000
Basic and diluted net income (loss) per share	$0.04	$(0.06)

Related Parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2025, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Upon the closing of the IPO on December 14, 2021, $234,600,000 ($10.20 per Unit sold in the IPO) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account. The amounts held in the Trust Account will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment

Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. As of June 30, 2025 and December 31, 2024, $438,166 and $429,151 was held in the Trust Account, respectively. In addition, as of June 30, 2025 and December 31, 2024, $328,610 and $494,974 of cash was not held in the Trust Account and is available for working capital purposes, respectively.

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

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital

Loans may be convertible into warrants, at a price of $1.00 per warrant. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2025 and December 31, 2024, no Working Capital Loans were outstanding.

Sponsor Promissory Note

On October 3, 2024, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 to cover expenses related to the Business Combination (the “Sponsor Promissory Note”). The Sponsor Promissory Note is non-interest bearing and payable on the earlier of September 30, 2025 or the date on which the Company consummates a Business Combination. If the Company does not consummate a Business Combination, the Sponsor Promissory Note will not be repaid and all amounts owed under the Sponsor Promissory Note will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account. As of June 30, 2025 and December 31, 2024, the Company had $814,146 and $439,004, respectively, outstanding under the Sponsor Promissory Note.

Due to Related Party

The Sponsor has made tax payments, payments to various vendors on behalf of the Company, and transferred funds to the Company. As of June 30, 2025 and December 31, 2024, the Company owed $270,590.

Administrative Support Agreement

Commencing on December 10, 2021 and until completion of the Company’s initial Business Combination or liquidation, the Company is required to pay the Sponsor $15,000 per month for administrative support and services. The Company pays the Sponsor for rent and costs incurred under the administrative support and services agreement. For the three and six months ended June 30, 2025, the Company has paid $0 under the agreement. For the three and six months ended June 30, 2024, the Company has paid $0 under the agreement. The Company has accrued $501,500 and $411,500 related to the unpaid amounts under the administrative support agreement as of June 30, 2025 and December 31, 2024, respectively, which is recorded to administrative support fee – related party liability on the balance sheets. The Sponsor will not be paid for any unpaid amounts in the event an initial business combination is not consummated.

Sponsor Cash Capital Contribution

As of June 30, 2025, the Sponsor made capital contributions of $1,444,227 to the Company to fund outstanding payments to the Company’s vendors. The Sponsor made no contributions for the three and six months ended June 30, 2025. The Sponsor made $97,581 and $333,228 of contributions for the three and six months ended June 30, 2024, respectively. The Sponsor intends to continue providing cash to satisfy working capital obligations as needed through capital contributions. The Company has recorded the cash received from the Sponsor as a capital contribution in additional paid-in capital.

Note 6.Stockholders’ Equity

Preferred stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share. At June 30, 2025 and December 31, 2024, there were no shares of preferred stock issued or outstanding.

Class A common stock — The Company is authorized to issue up to 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. On May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the Sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock, resulting in an aggregate of 27,200,000 shares of Class A common stock issued and outstanding, of which 4,200,000 shares were held by the Sponsor and not subject to possible redemption and 23,000,000 shares were subject to possible redemption. On June 9, 2023, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for cash in connection with the vote on the First Extension Special Meeting, resulting in 4,150,065 shares of Class A common stock issued and outstanding and subject to possible redemption. On March 14, 2024, the holders of 2,986,952 shares of Class A common stock properly exercised their right to redeem their shares for cash in connection with the Second Extension Special Meeting, resulting in 1,163,113 shares of Class A common stock issued and outstanding and subject to possible redemption. On November 13, 2024, the holders of 1,125,126 shares of Class A common stock properly exercised their right to redeem their shares for cash in connection with the Third Extension Special Meeting, resulting in 37,987 shares of Class A common stock issued and outstanding and subject to possible redemption.

Accordingly, at June 30, 2025 and December 31, 2024, there were 4,237,987 shares of Class A common stock issued and outstanding, including 37,987 shares of Class A common stock subject to possible redemption.

Class B common stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value, common stock. Holders of the Company’s common stock are entitled to one vote for each share. On May 27, 2021, the Company issued an aggregate of 7,187,500 shares of Class B common stock to the Sponsor for a purchase price of $25,000. On November 25, 2021, the Sponsor surrendered 1,437,500 shares of Class B common stock for no consideration, resulting in there being an aggregate of 5,750,000 shares of Class B common stock outstanding. On May 25, 2023, pursuant to the terms of the amended and restated certificate of incorporation of the Company, the Sponsor converted 4,200,000 shares of the Company’s Class B common stock held by it on a one-for-one basis into shares of the Company’s Class A common stock, resulting in an aggregate of 1,550,000 shares of Class B common stock issued and outstanding. Accordingly, as of June 30, 2025 and December 31, 2024, there were 1,550,000 shares of Class B common stock issued and outstanding, of which 312,506 are held by the Sponsor and 1,237,494 were transferred to third-party investors pursuant to the Non-Redemption Agreements.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the issuance of the warrants at the closing of this offering. Accordingly, the Company classifies each warrant as a liability at its fair value. The Public Warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined with the assistance of a professional independent valuation firm. The warrant liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification. There has been no change in the classification of the warrants as of June 30, 2025.

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

Note 9.Fair Value Measurements

Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2025, and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in trust account	$438,166	$—	$—
Liabilities:
Public Warrants	$—	$2,873,850	$—
Private Placement Warrants	$—	$2,924,000	$—

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities held in trust account	$429,151	$—	$—
Liabilities:
Public Warrants	$—	$2,300,000	$—
Private Placement Warrants	$—	$2,339,000	$—

The following table presents the changes in the fair value of the Company’s liabilities classified as Level 2 as of June 30, 2025 and December 31, 2024:

Warrant Liabilities
Level 2 Derivative warrant liabilities as of December 31, 2023	$293,000
Change in fair value of Private Placement Warrant liability	2,046,000
Transfer of Public Warrant liability to Level 2	2,300,000
Level 2 Derivative warrant liabilities as of December 31, 2024	4,639,000
Change in fair value of warrant liabilities	1,158,850
Level 2 Derivative warrant liabilities as of June 30, 2025	$5,797,850

The Public Warrants were reclassified from Level 1 to Level 2 as a result of the delisting of the Company’s Class A common stock and Public Warrants from the NYSE on March 21, 2024.

At June 30, 2025, and December 31, 2024, the Company’s warrant liability was valued at $5,797,850 and $4,639,000. Under the guidance in ASC 815-40, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment. As such, the Public Warrants and the Private Placement Warrants must be recorded on the balance sheet at fair value. This valuation is subject to re-measurement at each balance sheet date. With each re-measurement, the valuations will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

The following table presents fair value information for the three and six months ended June 30, 2025, and 2024, of the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Company’s Private Placement Warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value.

	For the Three and Six Months Ended June 30, 2025
		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities as of December 31, 2024	$2,300,000	$2,339,000	$4,639,000
Change in fair value	(29,900)	(29,000)	(58,900)
Derivative warrant liabilities as of March 31, 2025	2,270,100	$2,310,000	$4,580,100
Change in fair value	603,750	614,000	1,217,750
Derivative warrant liabilities as of June 30, 2025	$2,873,850	$2,924,000	$5,797,850

	For the Three and Six Months Ended June 30, 2024
		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liability
Derivative warrant liabilities as of December 31, 2023	$287,500	$293,000	$580,500
Change in fair value	(221,950)	(226,000)	(447,950)
Derivative warrant liabilities as of March 31, 2024	65,550	67,000	132,550
Change in fair value	164,450	167,000	331,450
Derivative warrant liabilities as of June 30, 2024	$230,000	$234,000	$464,000

Measurement

The Company established the initial fair value for the warrants on December 14, 2021, the date of the consummation of the Company’s IPO. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption (temporary equity), Class A common stock (permanent equity) and Class B common stock (permanent equity) based on their relative fair values at the initial measurement date. As of June 30, 2025, the Public Warrants have detached from the Units and are separately tradable on the over-the-counter markets. The closing price of the Public Warrants was utilized in determining the fair value of the Public Warrants as of June 30, 2025.

The key inputs into the Monte Carlo simulation formula used to value the Private Placement Warrants were as follows at June 30, 2025 and 2024:

	June 30,
Inputs:	2025	2024
Common stock price	$11.83	$10.99
Exercise price	$11.50	$11.50
Risk-free rate of interest	3.78%	4.28%
Volatility	0.00%	0.00%
Term	5.25	5.46
Warrant to buy one share	$0.25	$0.02
Dividend yield	0.00%	0.00%

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

Note 10.Income Taxes

The Company utilized the discrete method for estimating its interim income tax provision. During the three and six months ended June 30, 2025, the Company recorded an income tax provision of $277 and $88,604, respectively, and our effective tax rate was (0.02)% and (5.65)%, respectively. During the three and six months ended June 30, 2024, the Company recorded an income tax provision of $49,421 and $114,124, respectively, and our effective tax rate was (9.79)% and (88.30)%, respectively. The effective tax rate differs from the Federal statutory tax rate of 21% due to changes in the fair value of warrant liabilities and valuation allowance on the deferred tax assets.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which primarily consist of capitalized startup costs. The Company considered the history of cumulative net losses, estimated future taxable income and prudent and feasible tax planning strategies, and has concluded that it is more likely than not that the Company will not realize the benefits of its deferred tax assets. As such, the Company recorded a full valuation allowance against net deferred tax assets as of June 30, 2025.

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

Note 12. Subsequent Events

On July 22, 2025, the Company received a notice of effectiveness from the SEC with respect to the Form S-4 registration statement of the Company and Angel Studios.

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

Overview

We are a blank check company incorporated as a Delaware corporation on April 13, 2021 and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). We intend to effectuate our initial Business Combination using cash from the proceeds from our IPO and the Private Placement, our capital stock, debt or a combination of cash, capital stock and debt. Sigma Merger Sub, Inc. (“Merger Sub”), a direct wholly owned subsidiary of the Company, was formed in Delaware on September 9, 2024. The Company’s condensed financial statements include Merger Sub and are presented on a consolidated basis.

On December 14, 2021, we consummated our initial public offering of 23,000,000 units (“SAC Units”), with each SAC Unit consisting of one share of Class A common stock (“SAC Class A Common Stock”) and one-half of one warrant (“SAC Public Warrant”), each whole SAC Public Warrant entitling the holder thereof to purchase one share of SAC Class A Common Stock for $11.50 per share (subject to adjustment) (the “IPO”). The 23,000,000 SAC Units sold in our IPO include 3,000,000 SAC Units sold to BofA Securities, Inc., the underwriter for our IPO (the “underwriter”), pursuant to the underwriter’s full exercise of its option under the underwriting agreement for our IPO to purchase up to 3,000,000 additional SAC Units solely to cover over-allotments. The SAC Units were sold at a price of $10.00 per SAC Unit, and our IPO generated gross proceeds of $230.0 million. Simultaneously with the closing of our IPO, we consummated a private placement (the “Private Placement”) with our Sponsor of an aggregate of 11,700,000 warrants (“SAC Private Placement Warrants”) at a price of $1.00 per SAC Private Placement Warrant, generating gross proceeds to SAC of $11.7 million.

On December 14, 2021, a total of $234.6 million of the net proceeds from our IPO and the Private Placement were deposited in the Trust Account established for the benefit of SAC’s public stockholders at JPMorgan Chase Bank, N.A., with Continental Stock Transfer and Trust (“Continental”), acting as trustee.

Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our tax obligations (less up to $100.0 thousand of interest to pay dissolution expenses), the proceeds deposited in the Trust Account will not be released from the Trust Account until the earliest of (a) the completion of our initial Business Combination, (b) the redemption of any SAC Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (the “SAC Charter”) (i) to modify the substance or timing of our obligation to provide our public stockholders the right to have their SAC Public Shares redeemed in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by September 30, 2025 or during an extended time that the Company has to consummate its initial business combination as approved by the stockholders (an “Extension Period”) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, and (c) the redemption of all of our SAC Public Shares if we are unable to complete our initial Business Combination by September 30, 2025, or during any Extension Period, subject to applicable law. The proceeds held in the Trust Account may only be invested in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations.

Extensions

On June 9, 2023 (the “First Extension Special Meeting”), SAC’s stockholders approved a proposal to amend the SAC Charter (the “First Extension Amendment Proposal”) to extend the time that the Company has to consummate its initial Business Combination (the “First Extension”) from June 14, 2023 to September 14, 2023 and to allow the board of directors of SAC, without another stockholder vote, to elect to further extend the date to consummate an initial Business Combination after September 14, 2023 up to six times, by an additional month each time, up to March 14, 2024.

Prior to the First Extension Special Meeting, on May 25, 2023, SAC entered into voting and non-redemption agreements (the “Non-Redemption Agreements”) with unaffiliated third parties (“the Third-Party SAC Investors”) agreeing (i) not to redeem an aggregate of 4,000,000 shares of Class A common stock sold in its IPO (the “Non-Redeemed Shares”) in connection with the First Extension Special Meeting and (ii) to vote in favor of the First Extension Amendment Proposal and the First Extension at the First Extension Special Meeting (other than with respect to certain shares acquired or to be acquired pursuant to the Non-Redemption Agreements). In exchange for the foregoing commitments the Sponsor agreed to transfer to the Third-Party SAC Investors an aggregate of up to 1,499,996 shares of Class B common stock held by the Sponsor (“SAC Class B Common Stock”), with 500,000 of such shares to be transferred to the Third-Party SAC Investors promptly upon consummation of the First Extension, and an additional 166,666 shares to be transferred to the Third-Party SAC Investors monthly beginning on September 14, 2023 and up to, and including, February 14, 2024, if the board of directors of SAC elects to further extend the deadline to consummate an initial Business Combination at or prior to such date, in each case, if the Third-Party SAC Investors continue to hold such Non-Redeemed Shares through the First Extension Special Meeting.

In connection with the First Extension Special Meeting and the entry into the Non-Redemption Agreements, on May 25, 2023, pursuant to the terms of the SAC Charter, the Sponsor converted 4,200,000 shares of SAC Class B Common Stock held by it on a one-for-one basis into shares of SAC Class A Common Stock. After giving effect to the Conversion, SAC had an aggregate of 27,200,000 shares of SAC Class A Common Stock issued and outstanding, comprised of 4,200,000 shares held by the Sponsor and not subject to possible redemption and 23,000,000 shares of SAC Class A Common Stock subject to possible redemption, and 1,550,000 shares of SAC Class B Common Stock issued and outstanding. In connection with the First Extension Special Meeting, the holders of 18,849,935 shares of SAC Class A Common Stock properly exercised their right to redeem their shares for an aggregate redemption amount of $197.7 million, resulting in 4,150,065 shares of SAC Class A Common Stock issued and outstanding and subject to possible redemption. The trustee processed the redemptions and withdrew the $197.7 million payable to the holders redeeming 18,849,935 shares of SAC Class A Common Stock on July 7, 2023.

The board of directors of SAC approved six monthly extensions to extend the time SAC had to consummate an initial Business Combination from September 14, 2023 to March 14, 2024. In connection with each of the six monthly extensions, the Sponsor transferred 166,666 shares of SAC Class B Common Stock held by the Sponsor to the Third-Party SAC Investors in accordance with the Non-Redemption Agreements.

In addition, on March 14, 2024 (the “Second Extension Special Meeting”), SAC’s stockholders approved a proposal to amend the SAC Charter to further extend the time that the Company has to consummate its initial Business Combination from March 14, 2024 to December 14, 2024.

In connection with the Second Extension Special Meeting, the holders of 2,986,952 shares of SAC Class A Common Stock properly exercised their right to redeem their shares for an aggregate redemption amount of $32.2 million, resulting in 1,163,113 shares of SAC Class A Common Stock issued and outstanding and subject to possible redemption. Accordingly, as of September 11, 2024, there were 5,363,113 shares of SAC Class A Common Stock issued and outstanding (including 1,163,113 shares of SAC Class A Common Stock subject to possible redemption) and approximately $12.8 million held in the Trust Account.

On March 21, 2024, SAC received correspondence from the staff of NYSE Regulation of the NYSE indicating that the staff has determined to commence proceedings to delist the SAC Class A Common Stock, SAC Public Warrants and SAC Units, because SAC had fallen below the NYSE’s continued listing standard requiring a listed acquisition company to maintain an average aggregate global market capitalization attributable to its publicly held shares over a consecutive 30 trading day period of at least $40.0 million.

On April 8, 2024, the NYSE filed a Form 25 to delist the SAC Class A Common Stock, SAC Public Warrants and SAC Units, and to remove such securities from registration under Section 12(b) of the Exchange Act. The delisting became effective ten days after the filing of the Form 25, and the deregistration became effective 90 days after the Form 25 filing. The SAC Class A Common Stock, SAC Public Warrants and SAC Units remain registered under Section 12(g) of the Exchange Act, and began trading on the OTC Pink Marketplace on or about March 22, 2024 under the ticker symbols “PORT”, “PORTW” and “PORTU”, respectively.

On September 11, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, Merger Sub and Angel Studios, Inc., a Delaware Corporation (“Angel Studios”) (refer to Proposed Business Combination section below).

On October 2, 2024, SAC filed a definitive proxy statement (the “Third Extension Proxy Statement”) with respect to a third meeting of the stockholders (the “Third Extension Special Meeting”) to obtain stockholder approval to further amend the SAC Charter to extend the time by which SAC must consummate its initial Business Combination from December 14, 2024 to September 30, 2025, as contemplated by the Merger Agreement (the “Third Extension Amendment Proposal”). On October 11, 2024, SAC received a redemption report from Continental indicating that, as of October 11, 2024, the holders of 985,170 shares of SAC Class A Common Stock had properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.08 per share. On October 14, 2024, SAC determined to postpone the Third Extension Special Meeting originally scheduled for October 15, 2024, to October 22, 2024, to allow additional time for SAC to engage with its stockholders and solicit redemption reversals. On October 21, 2024, SAC cancelled the Third Extension Special Meeting and announced that it intended to file an amendment to the definitive proxy statement to reflect the addition of the a new proposal to amend the SAC Charter to eliminate the limitation that the SAC may not redeem its outstanding shares of SAC Class A Common Stock to the extent that such redemption would result in SAC having net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act), of less than $5,000,001, in order to allow SAC to redeem such shares irrespective of whether such redemption would exceed this limitation (the “Redemption Limitation Amendment Proposal”). Accordingly, the redemptions indicated on the October 11, 2024 redemption report from Continental in connection with the Third Extension Special Meeting were not processed.

On October 29, 2024, SAC filed an amendment to the Third Extension Proxy Statement that amended and restated the Third Extension Proxy Statement to: (1) reschedule the Third Extension Special Meeting originally scheduled for October 15, 2024, and postponed to October 22, 2024, to November 13, 2024 and (2) reflect the addition of the Redemption Limitation Amendment Proposal.

On November 13, 2024, SAC held the Third Extension Special Meeting, at which SAC’s stockholders approved the Third Extension Amendment Proposal and the Redemption Limitation Amendment Proposal. In connection with the vote to approve the Third Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the holders of 1,125,126 shares of SAC Class A Common Stock properly exercised their right to redeem their shares for an aggregate redemption amount of $12.5 million, resulting in 37,987 shares of SAC Class A Common Stock issued and outstanding and subject to possible redemption. Accordingly, following such redemptions, there were 4,237,987 shares of SAC Class A Common Stock issued and outstanding (including 37,987 shares of SAC Class A Common Stock subject to possible redemption) and approximately $423.5 thousand held in the Trust Account.

On January 15, 2025, certain of the Third-Party SAC Investors transferred an aggregate of 262,502 shares of SAC Class B Common Stock back to the Sponsor for no additional consideration in connection with the liquidation of certain of such investors’ investment vehicles. Accordingly, as of June 30, 2025, the Sponsor holds 4,200,000 shares of SAC Class A Common Stock, 312,506 shares of SAC Class B Common Stock and 11,700,000 SAC Private Placement Warrants.

On February 14, 2025, SAC, Angel Studios and Merger Sub entered into the Merger Agreement Amendment (refer to Proposed Business Combination section below).

As of June 30, 2025, we had not yet commenced any operations. All activity from inception through June 30, 2025 relates to our formation, our IPO and our pursuit of a target company with which to effect our initial Business Combination. The Company has selected December 31 as its fiscal year end.

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

Results of Operations and Known Trends or Future Events

Our entire activity from inception through June 30, 2025 relates solely to our formation, our IPO and our pursuit of an initial Business Combination. We have not generated any operating revenues to date, and we will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We have incurred and expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had net loss of $1.6 million, which consisted of $4.5 thousand dividend income on marketable securities held in the Trust Account, offset by a $1.2 million loss on the change in fair value of warrant liability, provision for income tax of $277, $170.7 thousand in legal and accounting expenses, $3.6 thousand of franchise tax expense, $142.2 thousand of administrative expenses (of which $45.0 thousand are due to related party), and $25.7 thousand of insurance expense.

For the six months ended June 30, 2025, we had net loss of $1.7 million, which consisted of $9.0 thousand dividend income on marketable securities held in the Trust Account and a $182.8 thousand adjustment to franchise tax expense, offset by a $1.2 million loss on the change in fair value of warrant liability, provision for income tax of $88.6 thousand, $345.0 thousand in legal and accounting expenses, $206.0 thousand of administrative expenses (of which $90.0 thousand are due to related party), $50.6 thousand of insurance expense, and $163 of bank fees.

For the three months ended June 30, 2024, we had net loss of $505.0 thousand, which consisted of $163.6 thousand dividend income on marketable securities held in the Trust Account, offset by a $331.5 thousand loss on the change in fair value of warrant liability, provision for income tax of $49.4 thousand, $82.8 thousand in legal and accounting expenses, $50.0 thousand of franchise tax expense, $57.1 thousand of administrative expenses (of which $45.0 thousand are due to related party), $80.1 thousand of insurance expense, $21.3 thousand of listing fees, and $1.5 thousand of bank fees.

For the six months ended June 30, 2024, we had net loss of $243.4 thousand, which consisted of $723.5 thousand dividend income on marketable securities held in the Trust Account and a $116.5 thousand gain on the change in fair value of warrant liability, offset by a non-redemption agreement expense of $275.0 thousand related to the excess fair value of Class B common stock transferred by the Sponsor, provision for income tax of $114.1 thousand, $143.3 thousand in legal and accounting expenses, $125.9 thousand of franchise tax expense, $203.8 thousand of administrative expenses (of which $90.0 thousand are due to related party), $175.3 thousand of insurance expense, $42.5 thousand of listing fees, and $3.5 thousand of bank fees.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, we had cash of $328.6 thousand and $495.0 thousand, respectively, and working capital deficit of $4.4 million and $3.9 million, respectively.

For the six months ended June 30, 2025, net cash used in by operating activities was $534.0 thousand. Net loss of $1.7 million was increased by $1.5 thousand of accrued dividends on marketable securities held in the Trust Account and a $33.9 thousand decrease in changes in operating assets and liabilities, offset by a $1.2 million loss on the change in fair value of the warrant liability.

For the six months ended June 30, 2024, net cash used in by operating activities was $1.8 million. Net loss of $243.4 thousand was increased by a non-redemption agreement expense of $275.0 thousand related to the transfer of Class B shares by the Sponsor, and decreased by a $116.5 thousand gain on the change in fair value of warrant liability, $54.2 thousand of accrued dividends on marketable securities held in the Trust Account, and $1.7 million decrease in changes in operating assets and liabilities.

As of June 30, 2025 and December 31, 2024, we had marketable securities held in the Trust Account of $438.2 thousand and $429.2 thousand, respectively, consisting of securities held in a money market fund that invests in U.S. Treasury securities with a maturity of 185 days or less.

As of June 30, 2025 and December 31, 2024, we had cash of $328.6 thousand and $495.0 thousand, respectively, held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

The Sponsor has committed to making capital contributions to SAC in order to fund its search for and consummation of an initial Business Combination. The Sponsor has not provided cash contributions for the three and six months ended June 30, 2025, respectively, and has provided cash contributions of $97.6 thousand and $372.6 thousand for the three and six months ended June 30, 2024.

On October 3, 2024, the Sponsor agreed to loan SAC an aggregate of up to $1.0 million to cover expenses related to the Business Combination pursuant to the Sponsor Promissory Note. The Sponsor Promissory Note is non-interest bearing and payable on the earlier of September 30, 2025 or the date on which SAC consummates an initial Business Combination. If SAC does not consummate a business combination, the Sponsor Promissory Note will not be repaid and all amounts owed under the Sponsor Promissory Note will be forgiven except to the extent that SAC has funds available to it outside of the Trust Account. As of June 30, 2025 and December 31, 2024, SAC drew $814.1 thousand and $439.0 thousand, respectively, under the Sponsor Promissory Note.

We do not believe we will have sufficient funds in order to meet the expenditures required for operating our business prior to our initial Business Combination. We expect to incur significant costs in connection with an initial Business Combination. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time through September 30, 2025 which is the termination of the current Extension Period. In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1.5 million of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. These warrants would be identical to the SAC Private Placement Warrants. However, the Sponsor Support Agreement provides that if there are any amounts outstanding under any working capital loan extended to SAC by the Sponsor as of the Closing, then notwithstanding the terms of any such working capital loan, SAC will repay such outstanding amounts to the Sponsor at the Closing solely in cash, and not in the form of SAC Common Shares or any other form.

Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of SAC Public Shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

If we are unable to complete our initial cusiness combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account.

On May 25, 2023, pursuant to the SAC Charter, the Sponsor converted 4,200,000 shares of SAC Class B Common Stock held by it on a one-for-one basis into shares of SAC Class A Common Stock, resulting in an aggregate of 27,200,000 shares of SAC Class A Common Stock issued and outstanding, comprised of 4,200,000 shares of SAC Class A Common Stock held by the Sponsor and not subject to possible redemption and 23,000,000 shares of SAC Class A Common Stock subject to possible redemption. On June 9, 2023, the holders of 18,849,935 shares of SAC Class A Common Stock properly exercised their right to redeem their shares in connection with the First Extension Special Meeting for $197.7 million in cash, resulting in 4,150,065 shares of SAC Class A Common Stock issued and outstanding that are subject to possible redemption. On March 14, 2024, the holders of 2,986,952 shares of SAC Class A Common Stock properly exercised their right to redeem their shares in connection with the Second Extension Special Meeting for $32.2 million in cash, resulting in 1,163,113 shares of Class A common stock issued and outstanding that are subject to possible redemption. On November 13, 2024, the holders of 1,125,126 shares of SAC Class A Common Stock properly exercised their right to redeem their shares in connection with the Third Extension Special Meeting for $12.5 million in cash, resulting in 37,987 shares of SAC Class A Common Stock issued and outstanding that are subject to possible redemption.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025 or December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2025 or December 31, 2024.

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

On October 3, 2024, the Sponsor agreed to lend SAC an aggregate of up to $1.0 million to cover expenses related to the Business Combination. The Sponsor Promissory Note is non-interest bearing and payable on the earlier of September 30, 2025 or the date on which SAC consummates a Business Combination. If SAC does not consummate a Business Combination, the Sponsor Promissory Note will not be repaid and all amounts owed under the Sponsor Promissory Note will be forgiven except to the extent that SAC has funds available to it outside of the Trust Account.

We have entered into a letter agreement with our Sponsor pursuant to which we are required to pay our Sponsor a total of $15,000 per month for office space, utilities, and secretarial and administrative services, commencing on December 10, 2021, the date that our securities were first listed on the NYSE, through the earlier of our initial Business Combination and our liquidation.

Commitments and Contingencies

Registration rights

The holders of the SAC Class B Common Stock, SAC Private Placement Warrants and any warrants that may be issued upon conversion of working capital loans (and in each case holders of the underlying securities thereof, as applicable) are entitled to registration rights pursuant to a registration rights agreement signed on December 9, 2021, requiring the Company to register such securities for resale (in the case of the SAC Class B Common Stock, only after conversion to our SAC Class A Common Stock). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). However, the registration rights agreement provides that the Company is not required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period with respect to such securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Non-redemption Agreements

Prior to the First Extension Special Meeting, on May 25, 2023, SAC and the Sponsor entered into Non-Redemption Agreements with Third-Party SAC Investors in exchange for the Third-Party SAC Investors agreeing (i) not to redeem the Non-Redeemed Shares in connection with the First Extension Special Meeting and (ii) to vote in favor of the First Extension Amendment Proposal and the First Extension at the First Extension Special Meeting (other than with respect to certain shares acquired or to be acquired pursuant to the Non-Redemption Agreements). In exchange for the foregoing commitments, the Sponsor has agreed to transfer to the Third-Party SAC Investors an aggregate of up to 1,499,996 shares of SAC Class B common stock held by the Sponsor, with 500,000 of such shares to be transferred to the Third-Party SAC Investors promptly upon consummation of the First Extension, and an additional 166,666 shares to be transferred to the Third-Party SAC Investors monthly beginning on September 14, 2023 and up to, and including, February 14, 2024, if the board of directors of SAC elects to further extend the deadline to consummate an initial Business Combination at or prior to such date, in each case, if the Third-Party SAC Investors continue to hold such Non-Redeemed Shares through the Fist Extension Special Meeting. Prior to March 31, 2024, the Company had extended the deadline to complete the Business Combination six times, to March 14, 2024, resulting in a total of 1,499,996 shares of SAC Class B Common Stock being transferred to the Third-Party SAC Investors.

SAC accounted for the Non-Redemption Agreements in accordance with Staff Accounting Bulletin Topic 5T (“SAB Topic 5T”). SAC considered the Sponsor’s transfer of SAC Class B Common Stock to the Third-Party SAC Investors in exchange for the Non-Redemption Agreements as a capital contribution by the Sponsor, and recognized the excess fair value of the transferred SAC Class B Common Stock as a non-redemption agreement expense on the condensed statements of operations for the three and six months ended June 30, 2024. The Company determined the excess fair value of the 1,499,996 SAC Class B Common Stock transferred to the Third-Party SAC Investors to be $1.2 million as of June 30, 2025.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting estimates as of June 30, 2025.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer who also acts as our principal accounting officer, the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 13a 15(b) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to material weaknesses in our internal control over financial reporting, related to the fact that the Company has not yet designed and maintained effective controls relating to the presentation of our statement of cash flows and recognition of excise tax liability.

As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2022, as of December 31, 2022, we identified a material weakness related to the fact that we had not yet designed and maintained effective controls relating to the presentation of our statements of cash flows, which continues to exist as of June 30, 2025. In addition, as previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023, as of December 31, 2023, we identified a material weakness related to the fact that we had not yet designed and maintained effective controls relating to the recognition of excise tax liability within our financial statements, which continues to exist as of June 30, 2025. As previously disclosed in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2024, as of December 31, 2024, we identified a material weakness related to the fact that we had not yet designed and maintained effective controls relating to our process for recording accrued liabilities, which continues to exist as of June 30, 2025.

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

Changes in Internal Control over Financial Reporting

Except as disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We did not sell any unregistered equity securities during the quarter ended June 30, 2025.

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

In connection with the vote to approve the Extension Amendment Proposal, the holders of 18,849,935 shares of Class A common stock properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.49 per share of Class A common stock, for an aggregate redemption amount of $197,694,657. The Trustee redeemed $197,694,657 of marketable securities held in the Trust Account to pay the holders redeeming 18,849,935 shares of Class A common stock on July 7, 2023. In connection with the Second Extension Special Meeting, the holders of 2,986,952 shares of Class A common stock properly exercised their right to redeem their shares at a redemption price of approximately $10.79 per share of Class A common stock, for an aggregate redemption amount of $32,214,591. In connection with the Third Extension Special Meeting, the holders of 1,125,126 shares of Class A common stock properly exercised their right to redeem their shares at a redemption price of approximately $11.15 per share of Class A common stock, for an aggregate redemption amount of $12,543,118.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers during the Quarter Ended June 30, 2025

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

August 14, 2025	Southport Acquisition Corporation

	By:	/s/ Jeb Spencer
Name: Jeb Spencer
Title: Chief Executive Officer (and Principal Financial Officer)