Form 10-Q
period 2025-09-30
Angel Studios, Inc.
filed 2025-11-13
CIK 1865200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 001-41150

ANGEL STUDIOS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-3483780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

295 W Center St., Provo, UT	84601
(Address of principal executive offices)	(Zip Code)

(760) 933-8437

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class
Class A Common Stock, par value $0.0001 per share

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

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒
Smaller reporting company	☐	Emerging growth company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of November 10, 2025:

Class A Common Stock: 110,757,879 shares

Class B Common Stock: 57,873,188 shares

ANGEL STUDIOS, INC.

FORM 10-Q

September 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$63,327,263	$7,211,826
Accounts receivable, net	24,676,850	16,234,301
Current portion of licensing receivables, net	8,697,155	8,785,636
Physical media inventory	1,541,600	1,711,638
Current portion of notes receivable	1,431,400	747,282
Loan guarantee receivable	—	9,112,500
Royalty advance	13,787,090	2,342,862
Prepaid expenses and other	9,615,398	6,803,155
Total current assets	123,076,756	52,949,200

Licensing receivables, net	5,837,685	12,074,629
Notes receivable, net of current portion	4,017,273	4,235,344
Property and equipment, net	727,915	778,927
Content, net	7,234,511	1,710,866
Intangible assets, net	4,618,347	1,917,155
Digital assets	34,545,487	12,457,387
Investments in affiliates	14,580,813	9,066,137
Operating lease right-of-use assets	2,268,990	2,744,693
Other long-term assets	89,924	589,924
Total assets	$196,997,701	$98,524,262

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$11,071,258	$7,929,482
Accrued expenses	11,431,131	13,074,655
Current portion of accrued licensing royalties	30,220,038	15,362,400
Current portion of notes payable	8,990,437	11,455,940
Current portion of operating lease liabilities	750,731	673,295
Deferred revenue	50,682,212	22,171,808
Loan guarantee payable	—	9,112,500
Current portion of accrued settlement costs	—	280,238
Total current liabilities	113,145,807	80,060,318

Accrued settlement costs, net of current portion	—	4,091,733
Accrued licensing royalties, long-term	3,367,099	8,367,099
Notes payable, net of current portion	41,743,343	—
Operating lease liabilities, net of current portion	1,572,999	2,153,463
Total liabilities	$159,829,248	$94,672,613

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value, 700,000,000 shares authorized; 168,631,209 and 144,396,852 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	$16,863	$14,440
Additional paid-in capital	207,268,109	95,485,005
Noncontrolling interests	5,645,605	8,222,953
Accumulated deficit	(175,762,124)	(99,870,749)
Total stockholders’ equity	37,168,453	3,851,649
Total liabilities and stockholders’ equity	$196,997,701	$98,524,262

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Licensed content and other revenue	$76,385,828	$18,416,499	$209,990,422	$58,992,899
Pay it Forward revenue	156,654	1,704,667	1,634,116	6,492,899
Total revenue	76,542,482	20,121,166	211,624,538	65,485,798

Operating expenses:
Cost of revenues	34,333,955	8,107,950	81,100,542	31,339,159
Selling and marketing	64,683,558	16,602,045	176,719,216	54,893,723
General and administrative	10,125,018	6,059,396	27,330,996	15,972,632
Research and development	4,215,813	3,168,016	11,330,981	11,201,952
Legal expense	1,275,008	1,328,090	8,375,505	10,037,679
Total operating expenses	114,633,352	35,265,497	304,857,240	123,445,145
Operating loss	(38,090,870)	(15,144,331)	(93,232,702)	(57,959,347)

Other income (expense):
Net gain on digital assets	2,071,977	862,479	6,225,200	1,594,889
Interest expense	(3,978,212)	(452,177)	(8,285,269)	(1,969,247)
Interest income	1,510,548	754,561	4,043,439	2,581,062
Impairment of investments	(125,000)	—	(625,000)	—
Total other income (expense), net	(520,687)	1,164,863	1,358,370	2,206,704
Loss before income tax benefit	(38,611,557)	(13,979,468)	(91,874,332)	(55,752,643)
Income tax benefit	—	(80,099)	—	(4,483,167)
Net loss	$(38,611,557)	$(13,899,369)	$(91,874,332)	$(51,269,476)

Net loss attributable to noncontrolling interests	(57,596)	(44,193)	(20,939)	(87,403)
Net loss attributable to controlling interests	$(38,553,961)	$(13,855,176)	$(91,853,393)	$(51,182,073)

Net loss per common share - basic	$(0.246)	$(0.100)	$(0.610)	$(0.376)
Net loss per common share - diluted	$(0.246)	$(0.100)	$(0.610)	$(0.376)

Weighted average common shares outstanding - basic	156,797,109	138,816,631	150,657,671	135,951,802
Weighted average common shares outstanding - diluted	156,797,109	138,816,631	150,657,671	135,951,802

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended

	Common Stock				Additional
	Class A		Class B		Paid-in	Accumulated	Noncontrolling	Total
	Units	Amount	Units	Amount	Capital	Deficit	Interests	Equity
Balance as of June 30, 2025	83,987,516	$8,399	68,503,307	$6,850	$140,142,630	$(137,208,163)	$4,842,372	$7,792,088
Stock options exercised	-	-	309,342	31	117,346	-	-	117,377
Issuance of common stock, net of fees	7,927,690	793	-	-	64,035,686	-	-	64,036,479
Transfer of common stock	9,798,068	980	(9,798,068)	(980)	-	-	-	-
Repurchase of common stock	-	-	(7,571)	(1)	-	-	-	(1)
Business combination related issuances and expenses	6,937,923	694	-	-	(10,262,317)	-	-	(10,261,623)
Conversion of convertible notes upon business combination	973,002	97	-	-	7,092,042	-	-	7,092,139
Stock-based compensation expense	-	-	-	-	3,021,608	-	-	3,021,608
Convertible note beneficial conversion feature	-	-	-	-	810,891	-	-	810,891
Issuance of warrants	-	-	-	-	2,310,223	-	-	2,310,223
Contributions from noncontrolling interests, net of fees	-	-	-	-	-	-	4,863,889	4,863,889
Redemptions from noncontrolling interests	-	-	-	-	-	-	(4,003,060)	(4,003,060)
Net loss	-	-	-	-	-	(38,553,961)	(57,596)	(38,611,557)
Balance as of September 30, 2025	109,624,199	$10,963	59,007,010	$5,900	$207,268,109	$(175,762,124)	$5,645,605	$37,168,453

Balance as of June 30, 2024	67,525,978	$6,753	69,809,469	$6,982	$59,762,304	$(47,402,151)	$(194,880)	$12,179,008
Stock options exercised	-	-	405,554	41	233,612	-	-	233,653
Issuance of common stock, net of fees	4,753,227	475	-	-	23,369,013	-	-	23,369,488
Transfer of common stock	1,886,808	189	(1,886,808)	(189)	-	-	-	-
Repurchase of common stock	(55,532)	(6)	(55,757)	(6)	(486,173)	-	-	(486,185)
Stock-based compensation expense	-	-	-	-	661,678	-	-	661,678
Net loss	-	-	-	-	-	(13,855,176)	(44,193)	(13,899,369)
Balance as of September 30, 2024	74,110,481	$7,411	68,272,458	$6,828	$83,540,434	$(61,257,327)	$(239,073)	$22,058,273

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Nine Months Ended

	Common Stock				Additional
	Class A		Class B		Paid-in	Accumulated	Noncontrolling	Total
	Units	Amount	Units	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2024	76,089,361	$7,609	68,307,491	$6,831	$95,485,005	$(99,870,749)	$8,222,953	$3,851,649
Stock options exercised	—	—	593,901	59	308,026	—	—	308,085
Issuance of common stock, net of fees	15,759,119	1,576	—	—	102,538,597	—	—	102,540,173
Transfer of common stock	9,864,890	987	(9,864,890)	(987)	—	—	—	—
Repurchase of common stock	(96)	—	(29,492)	(3)	(132,937)	—	—	(132,940)
Business combination related issuances and expenses	6,937,923	694	—	—	(10,262,317)	—	—	(10,261,623)
Conversion of convertible notes upon business combination	973,002	97	—	—	7,092,042	—	—	7,092,139
Stock-based compensation expense	—	—	—	—	7,781,373	—	—	7,781,373
Convertible note beneficial conversion feature	—	—	—	—	1,925,229	—	—	1,925,229
Issuance of warrants	—	—	—	—	2,533,091	—	—	2,533,091
Digital assets market value adjustment	—	—	—	—	—	15,962,018	—	15,962,018
Contributions from noncontrolling interests, net of fees	—	—	—	—	—	—	13,196,651	13,196,651
Redemptions from noncontrolling interests	—	—	—	—	—	—	(15,753,060)	(15,753,060)
Net loss	—	—	—	—	—	(91,853,393)	(20,939)	(91,874,332)
Balance as of September 30, 2025	109,624,199	$10,963	59,007,010	$5,900	$207,268,109	$(175,762,124)	$5,645,605	$37,168,453

Balance as of December 31, 2023	63,335,993	$6,334	70,379,010	$7,038	$49,887,149	$(10,073,191)	$(151,670)	$39,675,660
Stock options exercised	—	—	956,058	96	457,724	—	—	457,820
Issuance of common stock, net of fees	7,866,142	787	—	—	31,618,672	—	—	31,619,459
Transfer of common stock	2,963,878	296	(2,963,878)	(296)	—	—	—	—
Repurchase of common stock	(55,532)	(6)	(98,732)	(10)	(600,063)	—	—	(600,079)
Stock-based compensation expense	—	—	—	—	2,176,952	—	—	2,176,952
Cumulative translation adjustment	—	—	—	—	—	(2,063)	—	(2,063)
Net loss	—	—	—	—	—	(51,182,073)	(87,403)	(51,269,476)
Balance as of September 30, 2024	74,110,481	$7,411	68,272,458	$6,828	$83,540,434	$(61,257,327)	$(239,073)	$22,058,273

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(91,874,332)	$(51,269,476)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,528,970	768,130
Amortization of operating lease assets	621,683	509,892
Stock-based compensation expense	7,781,373	2,176,952
Net gain on digital assets	(6,225,200)	(1,594,889)
Investments in affiliates gain	(128,674)	(50,307)
Non-cash interest expense	1,554,236	—
Paid-in-kind interest	4,237,129	—
Impairment of investments	625,000	—
Change in deferred income taxes	—	(4,403,068)
Change in operating assets and liabilities:
Accounts receivable	(8,442,549)	19,593,173
Physical media inventory	170,038	(219,917)
Royalty advance	(1,268,738)	—
Prepaid expenses and other current assets	(2,514,521)	(2,336,927)
Licensing receivables	6,325,425	(4,032,744)
Other long-term assets	—	(515,000)
Accounts payable and accrued expenses	(8,763,371)	2,937,860
Accrued licensing royalties	9,857,638	(6,788,204)
Operating lease liabilities	(649,008)	(478,392)
Deferred revenue	28,510,404	6,124,186
Net cash and cash equivalents used in operating activities	(58,654,497)	(39,578,731)

Cash flows from investing activities:
Purchases of property and equipment	(375,820)	(271,927)
Issuance of notes receivable	(986,387)	(1,455,279)
Collections of notes receivable	520,340	1,820,313
Purchase of digital assets	—	(48,515)
Sale of digital assets	99,118	2,182,381
Purchase of intangible assets	(3,006,012)	—
Purchase of content	(6,320,963)	(503,296)
Investments in affiliates	(5,511,002)	(1,033,516)
Net cash and cash equivalents provided by (used in) investing activities	(15,580,726)	690,161

Cash flows from financing activities:
Repayment of notes payable	(63,450,746)	(18,374,314)
Repayment of loan guarantee	(10,175,490)	—
Receipt of notes payable	106,166,018	17,043,019
Repayment of accrued settlement costs	(207,563)	(188,042)
Exercise of stock options	308,085	457,820
Issuance of common stock	102,787,036	26,901,019
Contribution of equity in noncontrolling interests	13,730,922	—
Redemption of equity in noncontrolling interests	(15,753,060)	—
Fees related to issuance of common stock and minority interest	(534,271)	(206,613)
Repurchase of common stock	(132,940)	(600,079)
Equity financing fees	(544,585)	—
Debt financing fees	(1,842,746)	—
Net cash and cash equivalents provided by financing activities	130,350,660	25,032,810

Effect of changes in foreign currency exchange rates on cash and cash equivalents	—	(2,063)

Net increase (decrease) in cash and cash equivalents	56,115,437	(13,857,823)
Cash and cash equivalents at beginning of period	7,211,826	25,201,425

Cash and cash equivalents at end of period	$63,327,263	$11,343,602

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,513,015	$456,144

Supplemental schedule of noncash financing activities:
Adoption of ASU No. 2023-08	$15,962,018	$—
Conversion of debt	7,092,139	—
Issuance of warrants	2,533,091	—
Debt conversion feature	1,925,229	—
Investment capital receivable	297,722	4,925,053
Operating lease right-of-use assets and liabilities	(145,980)	2,137,262

See accompanying notes to the condensed consolidated financial statements

Angel Studios, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

The financial information presented in these unaudited financial statements is condensed and should be read in conjunction with the entity’s latest annual audited financial statements. Interim disclosures generally do not repeat those in the annual statements.

1.Description of Organization and Summary of Significant Accounting Policies

Organization

The company comprises Angel Studios, Inc., a Delaware corporation, and its subsidiaries and affiliates (collectively, the “Company”) (f/k/a Southport Acquisition Corporation or “Southport”). The Company’s mission is to share stories with the world that amplify light. This is done by aligning the Company’s interests with those of the creators and the audience and utilizing the wisdom of crowds to help guide decisions on the content that gets created.

Business Combination

On September 10, 2025, the Company consummated the previously announced Business Combination (as defined below) pursuant to that certain Agreement and Plan of Merger, dated as of September 11, 2024 (as amended, the “Merger Agreement”), by and among the Company, Sigma Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“Merger Sub”), and Angel Studios Legacy, Inc. (f/k/a Angel Studios, Inc.), a Delaware corporation (“Angel Legacy”).

Pursuant to the terms of the Merger Agreement, a merger was effected in which Merger Sub merged with and into Angel Legacy, the separate corporate existence of Merger Sub ceased and Angel Legacy survived as the surviving company and direct wholly-owned subsidiary of the Company (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). On the Closing Date (as defined in the Merger Agreement), and prior to the Effective Time (as defined in the Merger Agreement), the Company changed its name from “Southport Acquisition Corporation” to “Angel Studios, Inc.” Angel Legacy subsequently merged up and into Angel Studios, Inc., with Angel Studios, Inc. as the surviving entity.

Notwithstanding the legal form of the Business Combination pursuant to the Merger Agreement, the Business Combination has been accounted for as a reverse recapitalization in accordance with United States generally accepted accounting principals (“GAAP”) because Angel Legacy is the operating company and has been determined to be the accounting acquirer, while Southport is a blank check company.

Under the reverse recapitalization model, the Business Combination was treated as Angel Legacy issuing equity for the net assets of Southport, with no goodwill or intangible assets recorded.

While Southport was the legal acquirer in the Business Combination, because Angel Legacy was deemed the accounting acquirer, the historical financial statements of Angel Legacy became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the condensed combined financial statements reflect (i) the historical operating results of Angel Legacy prior to the Business Combination; (ii) the combined results of Southport and Angel Legacy following the closing of the Business Combination; (iii) the assets and liabilities of Angel Legacy at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In accordance with the applicable guidance, the equity structure within these quarterly financial statements have been retroactively restated in all comparative periods up to the closing date, to reflect the number of shares of the Company’s Common Stock (as defined below) issued to Angel Legacy common shareholders. As such, the shares and corresponding capital amounts and earnings per share related to Angel Legacy common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination, which is 5.3504621, with all Angel Legacy Class A common stock and Class C common stock being converted to Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) and all Angel Legacy Class B common stock and Class F common stock being converted to Class B common stock, par value $0.0001 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”).

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for three and nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. The balance sheet at December 31, 2024 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the annual audited consolidated financial statements and related notes for the fiscal year ended December 31, 2024 included in the Angel Legacy’s Annual Report on Form 10-K filed with the SEC on March 28, 2025.

As comprehensive income equals net income, separate statements of comprehensive income were not included in the accompanying condensed consolidated financial statements.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the condensed consolidated financial statements and the accompanying notes.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Regularly, the Company evaluates the assumptions, judgments, and estimates. Actual results may differ from these estimates.

Fair Value Measurements

The Company applies the accounting provisions related to fair value measurements given in ASC 820, Fair Value Measurements. These provisions define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. They also establish a hierarchy that prioritizes the information used in developing fair value estimates and require disclosure of fair value measurements by level within the fair value hierarchy. The hierarchy gives the highest priority to quoted prices in active markets (Level 1 measurements) and the lowest priority to unobservable data (Level 3 measurements), such as the reporting entity’s own data. These provisions also provide valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows), and the cost approach (cost to replace the service capacity of an asset or replacement cost).

An asset or liability’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy are defined as follows:

Level 1: Observable inputs such as quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2: Inputs other than quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3: Unobservable inputs that reflect the Company’s own assumptions

Digital Assets

In 2021, the Company saw a need to further diversify and maximize returns on cash balances that are not required to maintain adequate operating liquidity. As such, the Company implemented a policy that would allow for the investment in bitcoin (digital assets) under this policy.  The Company believes their bitcoin holdings are highly liquid. However, digital assets may be subject to volatile market prices, which may be unfavorable at the time when the Company wants or needs to liquidate them. The Company has ownership of and control over their digital assets and may use third-party custodial services to secure it. The digital assets are initially recorded at cost and are subsequently remeasured on the condensed consolidated balance sheet at fair value. Periods prior to January 1, 2025 include digital assets at cost, net of impairment losses incurred since their acquisition.

The Company determines and records the fair value of their digital assets in accordance with ASC Topic 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that they have determined is the principal market for such assets (Level I inputs). The Company determines the cost basis of their digital assets using the cost at the time of acquisition of each unit received. Realized and unrealized gains and losses are now recorded to net loss (gain) on digital assets in the Company’s condensed consolidated statement of operations.

For periods prior to January 1, 2025, prior to the adoption of ASU 2023-08, the Company’s digital assets were initially recorded at cost, and subsequently measured at cost, net of any impairment losses incurred since acquisition. Impairment losses were recognized as “Write-down of digital assets” in the Company’s Consolidated Statement of Operations in the period in which the impairment occurred. Also for periods prior to January 1, 2025, gains were not recorded until realized upon sale(s), at which point they were presented net of any impairment losses for the same digital assets held. In determining the gain to be recognized upon sale, the Company would calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale.

The Company accounts for its digital assets, which are comprised solely of bitcoin, as indefinite-lived intangible assets. The Company’s digital assets are initially recorded at cost. Subsequent to the Company’s adoption of ASU 2023-08 on January 1, 2025, bitcoin assets are measured at fair value as of each reporting period. The Company determines the fair value of its bitcoin based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for bitcoin (Level 1 inputs). Changes in fair value are recognized as incurred in the Company's condensed consolidated statements of operations, within “Net gain on digital assets”, within operating expenses in the Company’s condensed consolidated statements of operations.

See Note 3, Digital Assets, for further information regarding digital assets.

Liquidity

The condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern within one year from the date of issuance of these condensed consolidated financial statements. For the nine months ended September 30, 2025, the Company incurred a net loss of approximately $91.9 million and used cash in operating activities of approximately $58.7 million. The Company had an accumulated deficit of approximately $175.8 million as September 30, 2025.

Management is working to increase revenues through the growth of Angel Guild memberships, the Company’s pipeline of theatrical releases through 2026 and additional streaming agreements. The Company finances marketing activities for theatrical releases through two primary methods: 1) Regulation A offerings that are tailored to raise money for the print and advertising costs (“P&A”) for specific theatrical releases and 2) P&A loan agreements with individual and institutional investors. During the nine months ended September 30, 2025, the Company raised $13.2 million from Regulation A offerings and received $32.0 million from P&A loans, both of which were used for P&A in various theatrical releases during the year.  During the year ended December 31, 2024, the Company raised $0.0 million from Regulation A offerings and received $23.3 million from P&A loans. During the nine months ended September 30, 2025, the Company paid $36.5 million for the repayments of P&A loans, including interest and paid $15.8 million as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned. During the year ended December 31, 2024, the Company paid $17.9 million for the repayments of P&A loans, including interest and paid $0.0 million as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned.

Additionally, the Company has raised capital through the sale of its Common Stock, generating approximately $102.8 million of cash during the nine months ended September 30, 2025, and $32.8 million of cash and $9.5 million in bitcoin during the year ended December 31, 2024. During the nine months ended September 30, 2025, the Company has grown from approximately 0.6 million to approximately 1.6 million Angel Guild paying members, generating approximately $170.6 million in cash from Angel Guild paid memberships. Management believes the Company will be able to continue to fund operating capital shortfalls through November 2026 through the issuance of debt and Common Stock. While there is no assurance of success, management remains committed to its plans to grow revenues and manage expenses. If these efforts are not successful, or if securing debt and selling Common Stock on acceptable terms proves challenging, the Company can reduce its spend on marketing of the Angel Guild, which could materially affect its growth, its financial condition and/or its ability to continue as a going concern.

Accounts Receivable

The Company records its accounts receivable at sales value less an allowance for doubtful accounts receivable. Management determines the allowance for doubtful accounts receivable in accordance with ASC 326 by segmenting the receivables portfolio and using historical experience, market conditions and account aging to determine an allowance for each segment.

Account balances are written off against the allowance when the potential for recovery is remote. Recoveries of receivables previously written off are recorded when payment is received. As of September 30, 2025, the allowance for doubtful accounts receivable was $0.4 million. As of December 31, 2024, the Company’s allowance for doubtful accounts receivable was $0.4 million.

Licensing Receivables

Licensing receivables consist of amounts due from customers under the Company’s multi-year content licensing arrangements. These receivables arise from the licensing of content to third parties, typically over terms ranging from several months to up to ten years, with an average duration of around three years.

For licensing arrangements where payments are due over a longer period, the Company assesses the need to recognize a significant financing component when the expected time between the satisfaction of the Company’s performance obligations and the receipt of payment exceeds one year. In such cases, the licensing receivable is recorded at the present value of the future payments, discounted at a rate reflective of a separate financing transaction between the Company and the customer at contract inception. When no significant financing component is deemed to be present (e.g., when payments are expected within one year), the receivable is recorded at the transaction price, without adjustment for the time value of money.

The Company monitors licensing receivables for collectability and assesses for credit risk at each reporting period. Any expected credit losses are recognized in accordance with the Company's allowance for doubtful accounts policy.

Physical Inventory

Physical inventory consists of apparel, DVDs, Blu-rays, books, and other merchandise purchased for resale, related to content the Company is distributing. Physical inventory is recorded at average cost. The Company periodically reviews the physical media inventory for excess supply, obsolescence, and valuations above estimated realization amounts, and provides a reserve to cover these items. Management determined that no reserve for physical media inventory was necessary as of September 30, 2025, and December 31, 2024.

Prepaid Expenses and Other

Prepaid expenses primarily represent payments made in advance for services and goods to be received in future periods. These include, but are not limited to, prepayments for insurance, software, rent, fees and future advertising. As the benefits are consumed or utilized, the prepaid assets are recognized as expenses on the condensed consolidated statements of operations.

Prepaid Content Rights

In July 2025, the Company entered into a First Look Agreement with an artist granting the Company the right of first refusal on the artist’s future projects. As part of the arrangement, the Company paid a $3.0 million cash bonus upon execution of the agreement and granted non-qualified stock options to the artist. The cash payment is being amortized to expense on a straight-line basis over the first guaranteed year of the agreement, which represents the period of expected benefit. The agreement includes optional renewal years that are subject to annual performance conditions and may be terminated by either party. The stock option grant includes both immediately vested and performance-based components; the immediate portion was expensed at grant, and the performance-based portion will be recognized as compensation expense when achievement of the related performance conditions becomes probable.

Royalty Advances

From time to time, the Company advances cash to its partners as prepayments of future royalty earnings. These advances are recoupable from future royalties otherwise payable to the partner and are collected by the Company prior to the distribution of other earnings or settlement of other obligations.

Investments in Affiliates

Investments in affiliates represent the Company’s investments in noncontrolling interests. The Company’s investments where the Company has significant influence, but does not control, and joint ventures which are variable interest entities (“VIE”) in which the Company is not the primary beneficiary, are recorded under the equity method of accounting in the accompanying condensed consolidated financial statements. The Company’s investments where the Company has little or no influence and which the Company is not the primary beneficiary, are recorded under the cost method of accounting in the accompanying condensed consolidated financial statements.

Under the equity method, the Company’s investment is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings is recognized based on the Company’s ownership interest in the earnings of the VIE. Under the cost method, the Company’s investment is stated at cost and will be reduced by any distributions received.

Notes Receivable

The Company enters into various notes receivable with filmmakers for marketing and other purposes. The Company records its notes receivable based on actual amounts loaned or paid for on behalf of the filmmaker. The Company also has a note receivable from the disposition of a business in 2021. The Company establishes specific reserves for those customer accounts identified with collection problems due to insolvency or other issues. The Company’s notes receivable are considered past due when payment has not been received within thirty days of the due date. The amounts of the specific reserves are estimated by management based on various assumptions, including the customer’s financial position, age of the receivables and changes in payment schedules and histories.

Notes receivable balances are charged off against the allowance for doubtful notes when the potential for recovery is remote. Recoveries of notes receivable previously charged off are recorded when payment is received. The allowance for doubtful notes receivable was $0.0 million as of September 30, 2025 and December 31, 2024.

Accrued Licensing Royalties

Accrued licensing royalties represent amounts owed by the Company to filmmakers based on the contractual terms agreed upon with the filmmaker. Estimates are made based on available information and historical experience, taking into consideration any known uncertainties. Where necessary, accruals are adjusted in subsequent periods to reflect changes in circumstances or estimates.

Deferred Revenue

Deferred revenue represents payments received in advance of the Company fulfilling its performance obligations under various arrangements, including Angel Guild memberships, content licensing, Pay it Forward payments for theatrical releases, theatrical ticket presales and other deferred revenue. The Company recognizes deferred revenue when cash is received before the related revenue recognition criteria are met, and such amounts are recognized as revenue when the related performance obligations are satisfied.

Angel Guild Memberships

Angel Guild membership fees, which include multiple membership options, are recorded as deferred revenue when received. As of September 30, 2025 and December 31, 2024, the Company had $49.7 million and $19.8 million, respectively, of deferred revenue related to Angel Guild memberships. These amounts are expected to be recognized as revenue over the membership period and within the next twelve months.

Content Licensing

For certain content licensing arrangements, the Company recognizes deferred revenue when payment is received in advance of delivering the content or when performance obligations related to the licensing arrangement have not yet been satisfied. Revenue is recognized as content is delivered and the customer can begin exploiting the content, or, in the case of usage-based royalties, when the sale or usage occurs. As of September 30, 2025 and December 31, 2024, the Company had $0.0 million of deferred revenue related to content licensing arrangements.

Pay it Forward

The Company receives Pay it Forward payments, which are used to offset the costs of free or discounted theatrical tickets provided to others. Pay it Forward payments in excess of Ticket Redemption Expenses (as defined below) are initially recorded as deferred revenue. Revenue is recognized as Pay it Forward payments are redeemed for tickets or when it is determined that future ticket redemptions will be less than the deferred revenue balance. As of September 30, 2025 and December 31, 2024, the Company had $0.0 million and $0.4 million, respectively, of deferred revenue related to Pay it Forward payments, which is expected to be redeemed or recognized as revenue within the next twelve months.

Theatrical Ticket Presales

The Company records deferred revenue related to theatrical ticket presales, which represent payments received in advance of scheduled theatrical releases. Revenue is recognized when the related theatrical releases occur. As of September 30, 2025 and December 31, 2024, the Company had $0.4 million and $1.0 million, respectively, of deferred revenue related to these presales.

Other Deferred Revenue

As of September 30, 2025 and December 31, 2024, the Company had $0.6 million and $1.0 million, respectively, in deferred revenue from various other types of contractual arrangements. These amounts will be recognized as revenue when the performance obligations are satisfied, primarily within the next twelve months.

Revenue Recognition

The Company recognizes revenue when a customer obtains control of promised products or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these products or services. The Company applies the following five steps: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to performance obligations in the contract; and 5) Recognize revenue when or as the Company satisfies a performance obligation. The following components represent the most significant portions of revenue being recognized:

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Angel Guild	$59,225,827	$9,028,572	$140,726,967	$21,267,884
Theatrical	5,455,476	4,939,612	45,763,314	17,816,535
Content licensing	9,013,353	1,947,539	18,175,430	12,916,008
Merchandise	2,325,526	2,232,592	4,396,200	5,939,426
Pay it Forward	156,654	378,628	914,746	5,166,860
Theatrical Pay it Forward	—	1,326,039	719,370	1,326,039
Other	365,646	268,184	928,511	1,053,046
Total Revenue	$76,542,482	$20,121,166	$211,624,538	$65,485,798

Angel Guild Revenue

The Angel Guild is a paid membership that gives certain benefits, such as early access to certain content and the ability to vote on future content. Premium memberships receive additional benefits, such as complimentary theatrical tickets and merchandise discounts. Members have the option to pay either on a monthly or annual basis. The payments for memberships are initially recorded as deferred revenue and allocated to three different performance obligations: 1) memberships – recognized on a straight-line basis over the membership period, 2) complimentary theatrical tickets – allocated only in periods of theatrical releases by the Company and recognized as tickets are redeemed during the month of membership and 3) merchandise – recognized as the benefit is used.

Theatrical Release Revenue

Prior to the digital release of licensed content, the Company might provide the option to release content as part of a theatrical release. Revenue from these events is recognized at a point in time – when the theatrical showing takes place. The Company will negotiate the terms of the theatrical distribution window (ranging from a few weeks to a few months), profit sharing percentage, and collection terms with the theater owners prior to the release. Theatrical release revenue fluctuates depending on the timing and scale of theatrical showings.

Content Licensing Revenue

The Company’s content licensing arrangements include fixed fee and minimum guarantee arrangements, and sales or usage based royalties. The Company’s fixed fee or minimum guarantee licensing arrangements may, in some cases, include multiple titles, multiple license periods (windows), rights to exploitation in different media, or rights to exploitation in multiple territories, which may be considered distinct performance obligations. When these performance obligations are considered distinct, the fixed fee or minimum guarantee in the arrangement is allocated to the title, window, media right or territory as applicable, based on estimates of relative standalone selling prices. The amounts related to each performance obligation (i.e., title, window, media or territory) are recognized when the content has been delivered, and the window for the exploitation right in that territory has begun, which is the point in time at which the customer is able to begin to use and benefit from the content.

Sales or usage based royalties represent amounts due to the Company based on the “sale” or “usage” of its content by the customer, and revenues are recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated has been satisfied (or partially satisfied). Generally, when the Company licenses completed content (with standalone functionality, such as a movie, or television show), its performance obligation will be satisfied prior to the sale or usage. The actual amounts due to the Company under these arrangements are typically not reported to the Company until several months after the close of the reporting period. The Company records revenue under these arrangements for the amounts due and not yet reported to the Company based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates are based on information from the Company’s customers, historical experience with similar titles in that market or territory, the performance of the title in other markets and/or available data in the industry. While the Company believes these estimates are reasonable estimates of the amounts due under these arrangements, such estimated amounts could differ from the actual amounts to be subsequently reported by the customer, which could be higher or lower than the Company’s estimates, and could result in an adjustment to revenues in future periods. Any adjustments booked during the September 30, 2025 and 2024 periods have been immaterial.

For certain multi-year licensing arrangements, payments may be due over a longer period. When the Company expects the period between fulfillment of its performance obligation and the receipt of payment to be greater than a year, a significant financing component is present. In these cases, such payments are discounted to present value based on a discount rate reflective of a separate financing transaction between the customer and the Company, at contract inception. The Company does not assess contracts with deferred payments for significant financing components if, at contract inception, the Company expects the period between fulfillment of the performance obligation and subsequent payment to be one year or less.

Content licensing arrangements can last between several months to up to ten years. The typical period ranges around three years.

Merchandise Revenue

The Company has partnered with creators to distribute the creators’ licensed original content and related merchandise. Merchandise revenue represents apparel, DVDs, Blu-rays, books and other intellectual property. Revenue is recognized upon shipment of the merchandise and is recognized at a point in time, when physically shipped.

Pay it Forward Revenue

Pay it Forward revenue consists of payments made from customers who want to keep the Company’s content free to general users and help create future episodes and seasons of their favorite shows. Pay it Forward revenues are reported as Pay it Forward revenue in the condensed consolidated statements of operations in accordance with ASC Topic 958, Not-for-Profit Entities.

Theatrical Pay it Forward Revenue

The Company also collects Pay it Forward payments for the Company’s upcoming or current theatrical releases. These collections are used to offset the cost the Company incurs to purchase free or discounted tickets (“Ticket Redemption Expenses”) for people who may not have otherwise been able to watch the film. If total theatrical Pay it Forward payments are in excess of total Ticket Redemption Expenses, the excess amount will initially be included on the Company’s condensed consolidated financial statements as deferred revenue. Deferred revenue will be recognized as Pay it Forward revenue during a reporting period if future Ticket Redemption Expenses are expected to be less than the deferred revenue balance.

Other Revenue

Other revenue consists of tickets to Dry Bar Comedy shows and other events, concession sales, general and administrative management fees and in-app advertising. Other revenue is recognized when the services are performed or when the event takes place.

The Company does not disclose revenue by geography as it is impracticable to do so. The Company’s business operations involve complex, interconnected revenue streams that are not easily attributable to specific geographic regions. Revenue is often generated through multi-region engagements, global contracts and shared operational resources, making geographic segmentation inaccurate or misleading. As a result, providing such information would not reflect the true nature of the Company’s business and could lead to misinterpretation.

Cost of Revenues

Cost of revenues represents the direct costs incurred by the Company in generating its revenue. These costs include expenses directly associated with the goods or services sold during the reporting period. Cost of revenues is recognized in the condensed consolidated statements of operations in the period in which the related revenue is recognized, following the matching principle.

Components of cost of revenues include licensing royalty expense, content amortization, film delivery costs, hosting, merchandise costs, credit card fees, freight and shipping costs, and costs of services provided.

Selling and Marketing Expenses

Selling and marketing expenses represent costs incurred by the Company in promoting and selling its products or services. These expenses are recognized in the condensed consolidated statements of operations in the period in which they are incurred.

Components of selling and marketing expenses include advertising and promotional activities, salaries and benefits for sales and marketing personnel, travel and entertainment expenses related to sales and marketing activities, and costs of marketing materials. It also includes costs incurred by the Company to purchase movie tickets for giving away, which costs are offset by the Pay it Forward receipts the Company receives from customers who Pay it Forward for others to see the show. The total amount of Pay it Forward receipts that were offset against selling and marketing costs for the three months ended September 30, 2025, and 2024, were $0.1 million and $0.6 million, respectively, and for the nine months ended September 30, 2025, and 2024, were $2.6 million and $3.5 million, respectively.

General and Administrative Expenses

General and administrative expenses represent costs incurred by the Company that are not directly attributable to the production of goods or services. These expenses include, but are not limited to, salaries and benefits of administrative staff, office rent, utilities, office supplies, insurance, legal fees and other overhead costs necessary to support the operations of the business.

General and administrative expenses are recognized in the condensed consolidated statements of operations in the period in which they are incurred. Expenses are measured at the fair value of the consideration given in exchange for goods or services received.

Research and Development Expenses

Research and development expenses consist primarily of payroll, software and other related expenses for research and development personnel responsible for making improvements to the Company’s service offerings, including testing and maintaining and modifying the user interface and infrastructure. These expenses are recognized in the condensed consolidated statements of operations in the period in which they are incurred.

Stock-Based Compensation

Stock-based payments made to employees, including grants of employee stock options, are measured using a fair value-based method. The related expense is recorded in the condensed consolidated statements of operations over the period of service.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the condensed consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the tax bases of assets and liabilities. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred income tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred income tax assets may not be realized.

The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including experience and interpretations of tax laws applied to the facts of each matter. The Company files income tax returns in the U.S. federal jurisdiction and certain state jurisdictions.

As of September 30, 2025 and December 31, 2024, the Company had $0.0 million of deferred tax assets.

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share attributable to the Company is computed by dividing income (loss) attributable to the Company by the weighted-average number of shares outstanding during the period. Diluted earnings (loss) per share attributable to the Company gives effect to all dilutive potential shares that are outstanding during the period (if any) and excludes stock options that are anti-dilutive as a result of any net losses during the period.

Segment Reporting

The Company operates as a single reportable segment. The Chief Operating Decision Maker (“CODM”), Neal Harmon, our Chief Executive Officer, evaluates the Company’s financial performance and allocates resources based on consolidated financial results. The Company does not manage its operations or prepare financial information on a disaggregated basis beyond the consolidated level for internal reporting purposes.

The CODM reviews consolidated operating results, primarily focusing on revenue, operating income (loss), and key expense categories to assess performance and make strategic decisions. The single reportable segment derives its revenue as described above, primarily from Angel Guild revenue, theatrical release revenue, content licensing, merchandise revenue, Pay it Forward revenue and other revenue. Segment profit or loss is measured consistently with the condensed consolidated operating income (loss) presented in the condensed consolidated statements of income.

The significant expense categories regularly provided to the CODM as part of the consolidated financial review include cost of revenue, selling and marketing, research and development and general and administrative expenses. The amounts for these categories are included in the condensed consolidated statements of operations. These expenses represent the primary financial measures used by the CODM to evaluate operational efficiency and resource needs. No other significant expense categories or performance metrics are regularly provided to the CODM on a disaggregated basis.

The Company’s accounting policies for segment reporting are consistent with the significant accounting policies described in Note 1.

Convertible Notes and Warrants

The Company accounts for warrants and convertible features of debt as either equity-classified or liability-classified instruments based on an assessment of the financial instrument’s specific terms.

The assessment for the convertible features of debt considers whether the convertible debt instrument is issued at a substantial premium.  The Company has determined that a premium of 10 percent or more is considered substantial.

The assessment for the warrants considers whether the warrants are freestanding financial instruments, meet the definition of a liability, and whether the warrants meet all the requirements for equity classification, including whether the warrants are indexed to the Company’s own stock and whether the warrant holders could potentially require “net cash settlement”, among other conditions for equity classification.

The Company has determined that all outstanding warrants and convertible features of debt meet the criteria for equity classification.  The warrants and the convertible features of the debt are recorded as a component of additional paid-in capital on the condensed consolidated statements of stockholders’ equity at the time of issuance.

The fair value of the warrants and the convertible features of the debt are estimated using the Black Scholes option pricing model at the time of issuance.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2023-09

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances the transparency and decision-usefulness of income tax disclosures by requiring, among other items, greater disaggregation in the rate reconciliation and income taxes paid by jurisdiction.

The guidance is effective for public business entities for annual periods beginning after December 15, 2024. Early adoption is permitted. The ASU does not affect interim period disclosures (e.g., Form 10-Q), and as such, no changes have been made to the Company’s interim reporting. The Company is currently evaluating the impact of this ASU on its annual income tax disclosures and does not expect it to have a material impact on its consolidated financial statements.

2.	Recapitalization

As discussed in Note 1, following the closing of the Business Combination, Angel Legacy was deemed the accounting acquirer and the transaction was accounted for as a reverse recapitalization.

Transaction Proceeds

Upon the closing, the Company received no gross proceeds. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statement of changes in stockholders’ equity for the period ended September 30, 2025:

Cash-trust and cash, net of redemptions	$-
Add: other assets	-
Less: accounts payable and accrued expenses	(10,261,623)
Reverse recapitalization, net	$(10,261,623)

In connection with the Business Combination, the Company incurred $4.9 million in one-time direct and incremental transaction costs, consisting of legal and other professional fees, recorded in general and administration expenses.

The number of shares of common stock immediately following the consummation of the Business Combination were:

Southport common stock, outstanding prior to Business Combination	6,937,923
Angel Legacy Shares, converted	160,673,772
Shares issued to Angel Legacy convertible noteholders	973,002
Common stock immediately after the Business Combination	168,584,697

3.	Digital Assets

The table below summarizes the digital assets shown on the Company’s condensed consolidated balance sheets as of:

	September 30, 2025	December 31, 2024
Digital assets held:
Approximate number of bitcoin held	303.1	304.2
Digital asset cost basis	$19,617,186	$19,684,438
Digital asset carrying value	$34,545,487	$12,457,387

The carrying value on the Company’s condensed consolidated balance sheets at each period-end prior to the adoption of ASC 2023-08 represented the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoin at any time since their acquisition.  Therefore, these fair value measurements were made during the period of their acquisition through December 31, 2024.

The following table summarizes the Company’s digital asset purchases, gains (losses) on digital assets as calculated after the adoption of ASU 2023-08 on January 1, 2025, and write-down of digital assets as calculated prior to the adoption of ASU 2023-08 for the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Approximate number of bitcoin acquired	—	—	0.01	0.9
Approximate number of bitcoin dispensed	—	(21.4)	(1.1)	(35.3)
Digital asset additions	$—	$—	$—	$48,515
Digital asset dispositions	$—	$1,218,203	$99,118	$2,182,381
Unrealized gains, net	$2,071,977	$—	$6,228,571	$—
Realized gains (losses), net	$—	$862,479	$(3,371)	$1,594,889
4.

4.Debt

Notes Payable

The following table summarizes the Company’s debt facilities as of September 30, 2025 and December 31, 2024 (in millions):

Type of Facility or Arrangement	Balance as of September 30, 2025	Balance as of December 31, 2024	Original Principal Amount	Interest Rate		Repayment Terms
May 2024 P&A loans	$1.8	$3.3	$3.0	10.0*	%	For detailed terms, see (1)
May 2025 convertible note	5.3	—	5.0	15.0		See Convertible Notes and Warrants section below
September 2025 notes	40.0	—	40.0	13.5		See Convertible Notes and Warrants section below
Revolving P&A loans (See Note 6, Related-Party Transactions)	7.7	8.2		10.0 - 15.0*		The current notes mature between October and December 2025
Total	54.8	11.5
Less: discounts and issuance costs, net of amortization	(4.1)	—
Total notes payable balance	$50.7	$11.5

* The interest rates for these loans are calculated as simple interest, where the amount of interest is a fixed amount of the principal.

(1)	The maturity date is dependent on the timing of cash collections from theatrical sales, licensing revenue, merchandise sales and other revenue. The balance is expected to be fully paid within the next twelve months.

Notes with convertible features and/or warrants

May 2025 convertible note with warrants

In May 2025, the Company entered into a note and warrant purchase agreement with an unaffiliated third party, providing for the private placement of a subordinated convertible promissory note and warrant to purchase 163,322 shares of the Company’s Class A Common Stock with an exercise price of $6.13 per share. At the investor’s option and prior to the maturity date, the convertible note and any accrued interest may be converted into shares of the Company’s Class A Common Stock at a fixed price of $6.13 per share.  The Company does not have the right to prepay the convertible note.  Interest is compounded monthly and payable on the maturity date.  A discount of $1.3 million was recorded for the convertible feature of the note and the warrant, as allocated based on the relative fair values of the elements of the convertible note and warrant.  This discount was recorded as paid-in capital. Due to the total fair value of the note, including the warrant and convertible feature, being greater than the principal amount of the note, the effective interest rate is greater than the coupon rate and is approximately 30.9%. In September 2025, Steve Sarowitz, who is the controlling person of this unaffiliated third party, became a member of the Company’s board of directors.

August 2025 convertible notes

In August 2025, the Company entered into two notes with unaffiliated third parties, providing for the private placement of subordinated convertible promissory notes of the Company’s Class A Common Stock. A discount of $0.8 million was recorded for the convertible feature of the note, as allocated based on the relative fair values of the elements of the convertible note.  This discount was recorded as paid-in capital. Due to the total fair value of the note, including the convertible feature, being greater than the principal amount of the note, the effective interest rate is greater than the coupon rate and is approximately 45.2%.  These notes included automatic conversion features where if the Company’s Common Stock becomes listed on a national securities exchange, the notes would automatically convert into a number of shares of the Company’s Class A Common Stock equal to the total outstanding principal amount, together with all accrued interest, divided by the conversion price of $7.29.  In September 2025, as a result of the Business Combination, the Company became publicly listed, and therefore these notes were automatically converted per the terms of the notes.  The total number of shares issued upon conversion was 973,002 shares of Class A Common Stock.

September 2025 note with warrants

In September 2025, The Company entered into a loan and security agreement with certain lenders, which provides up to $100.0 million term loan with a delayed draw feature, which is composed of four committed tranches: (i) the first tranche in an aggregate principal amount of $40.0 million, which was funded on the closing date; (ii) the second tranche in an aggregate principal amount equal to $20.0 million, which may be drawn on or prior to June 30, 2026; (iii) the third tranche in an aggregate principal amount equal to $20.0 million, which may be drawn on or prior to December 31, 2026 and (iv) the fourth tranche in an aggregate principal amount equal to $20.0 million, which may be drawn on or prior to June 30, 2027. The availability of each tranche will be subject to achievement by the Company of certain conditions, including, without limitation, achievement of a specified minimum annualized recurring revenue and receipt of a minimum of net cash proceeds from the sale or issuance of equity. Borrowings under the credit facility was used to pay off certain of the Company’s existing indebtedness, as well as for general working capital purposes and business operations.

The Company's obligations under the credit facility will be secured by substantially all of the Company's assets, but shall exclude the equity held by the Company in, and the assets of, the subsidiaries of the Company that are formed from time to time for the primary purpose of raising capital under Regulation A of the Securities Act of 1933. Borrowings under the credit facility will bear interest at a variable rate equal to the greater of (x) the Prime Rate (as defined under the credit facility) plus 6.0% and (y) 13.5%. The Company will be required to make monthly payments of principal and accrued interest (the first 26 months being interest only payments), with the remaining balance being repaid upon maturity on October 1, 2030.

The credit facility contain representations, warranties and covenants that are typical for these types of facilities. These covenants include restrictions on mergers or sales of assets and secured debt borrowings, subject to exceptions and limitations. The credit facility also requires the Company to maintain a minimum liquidity level and contains events of default applicable to the Company that are customary for agreements of this type. In connection with the credit facility, the Company issued each lender thereunder a warrant to purchase stock to purchase an aggregate amount of 1,462,682 shares of the Company’s Class A common stock with an exercise price per share of $7.29. The Warrants vest and become exercisable in proportion to and in conjunction with the advancement of each tranche under the Credit Facility. The warrants will expire on September 11, 2030. The Company also granted the lenders rights to participate in future issuances of the Company’s capital stock.  As part of the initial draw, the lenders received warrants to purchase 585,073 shares of the Company’s Class A common stock with an exercise price of $7.29 per share. A discount of $2.3 million was recorded for the warrant, as allocated based on the relative fair values of the elements of the note and warrant. This portion of the debt discount was recorded as paid-in capital. An additional $0.4 million was booked as a debt discount for commitment fees paid to the Lender, and $0.3 million was booked as debt issuance costs for legal and other fees paid to third parties.  Due to the total fair value of the note, including the warrant, being greater than the principal amount of the note, the effective interest rate is greater than the coupon rate and is approximately 16.3%.

The following table summarizes further details of the outstanding notes with convertible features and/or warrants:

Notes	Issuance Date	Maturity Date	Principal Amount	Coupon Interest Rate
May 2025 convertible note	May 2, 2025	May 1, 2027	$5,000,000	15.00%
September 2025 note with warrants	September 8, 2025	October 1, 2030	40,000,000	13.50

Components and Fair Value of the Convertible Notes

The convertible note consisted of the following components as of September 30, 2025.  The principal shown in the table below consists of the principal amount of the note as well as the interest (which is paid-in-kind each month).

	September 30, 2025
	Outstanding Principal Amount	Less: Discounts, Net of Amortization	Net Carrying Amount	Fair Value (1)
May 2025 convertible note	$5,322,390	$1,163,809	$4,158,581	$6,745,563

(1)	The fair value includes the note, the conversion feature on the note, and the warrant. The conversion feature and warrant were determined based on the Black Scholes option pricing model on the date of issuance of the note and has been classified as level 3 in the fair value hierarchy.

Interest Expense of the Convertible Notes

The following table summarizes interest expenses related to the convertible notes:

	Three Months Ended September 30, 2025
	Contractual Interest Expense	Amortization of Debt Discount	Total
May 2025 convertible note	$196,262	$108,730	$304,992

	Nine Months Ended September 30, 2025
	Contractual Interest Expense	Amortization of Debt Discount	Total
May 2025 convertible note	$322,390	$173,747	$496,137

5.Commitments and Contingencies

Legal Proceedings

The Company currently is, and from time to time might again become, involved in litigation arising in the normal course of business.

Litigation is necessary to defend the Company. The results of any current or future complex litigation matters cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact because of defense and settlement costs, distraction of management and resources, and other factors. Additionally, these matters may change in the future as the litigation and factual discovery unfolds. Legal fees are expensed as incurred. Insurance recoveries associated with legal costs incurred are recorded when they are received.

The Company assesses whether there is a reasonable possibility that a loss, or additional losses beyond those already accrued, may be incurred (“Material Loss”). If there is a reasonable possibility that a Material Loss may be incurred, the Company discloses an estimate or range of the amount of loss, either individually or in the aggregate, or discloses that an estimate of loss cannot be made. If a Material Loss occurs due to an unfavorable outcome in any legal matter, this may have an adverse effect on the condensed consolidated financial position, results of operations, and liquidity of the Company. The Company records a provision for each liability when determined to be probable, and the amount of the loss may be reasonably estimated. These provisions are reviewed annually and adjusted as additional information becomes available. Management, after consultation with legal counsel, believes that the outcome of these proceedings will not have a material impact on the Company’s condensed consolidated financial position, results from operations or liquidity. The actual amounts from the resolution of these matters could vary from management’s estimate.

Disney Litigation

On December 12, 2016, the U.S. District Court for the Central District of California granted a preliminary injunction against the Company (formerly VidAngel) for copyright infringement and Digital Millenium Copyright Act (“DMCA”) violations involving works from Disney Enterprises, Inc., Lucasfilm Ltd., Twentieth Century Fox Corporation, Warner Bros. Entertainment, Inc., and their subsidiaries. The plaintiffs alleged that the Company unlawfully decrypted and infringed 819 titles. In 2019, the court granted the Plaintiff’s motion for partial summary judgment on liability, and a jury trial resulted in a $62.4 million award, including $61.4 million for willful copyright infringement ($75,000 per title) and $1 million for DMCA violations ($1,000 per title). A judgment was entered in September 2019, with plaintiffs also seeking costs and attorneys' fees.

In August 2020, the Company entered into a settlement agreement with the plaintiffs as part of its reorganization plan (“Reorganization Plan”), effectively resolving the litigation. Among other things, the plan allowed the Company to continue as a going concern, ensuring full payment to creditors while equity holders retained their interests. The Company committed to not infringing the studios' copyrights, including prohibitions on decrypting, reproducing, streaming, or distributing their works. Additionally, the Company agreed not to sue the studios or lobby to amend the Family Movie Act for 14 years and dismissed its appeal.

Under the settlement, the Company was to pay $9.9 million over 14 years or a discounted $7.8 million within five years, with a $62.5 million promissory note remaining outstanding but cancellable upon full compliance and no breaches (limited to fewer than four unauthorized uses in any consecutive five-year period). The Company elected the five-year option and fully repaid the $7.8 million by September 30, 2025.

The foregoing summary of certain provisions of the Reorganization Plan and related settlement agreement are not complete and are subject to and qualified in their entirety by reference to the Reorganization Plan and Disney Settlement Agreement, copies of which can be found in the Angel Legacy Current Report on Form 1-U filed on September 15, 2020, under “Item 2.1, Exhibits,” and the terms of which are incorporated by reference herein.

Mergers and Acquisitions

In July 2022, the Company purchased an 8.0% interest in an entity that is partially owned by one or more of the Company’s directors, officers, and stockholders. This entity produces content for the Company’s platforms. The total purchase price was $1.7 million. In August 2023, the Company entered into negotiations to acquire this entity in full. While negotiations are ongoing, the Company agreed to fund the operations of the entity. The Company funded a total of $4.4 million during the year ended December 31, 2024. During the nine months ended September 30, 2025 the Company funded an additional $2.8 million related to supporting operations of the entity which was expensed by the Company.

In August 2024, the Company agreed to a non-binding term sheet to acquire the rights related to a project currently under a content licensing agreement. The total purchase price was $30.0 million. The Company agreed to fund the operations of the entity until and following the completion of the acquisition. During the year ended December 31, 2024, the Company funded $2.2 million. During the nine months ended September 30, 2025, the Company funded an additional $4.4 million related to supporting operations of the entity which was expensed by the Company.

In April 2025, the Company entered into a non-binding term sheet to acquire Black Autumn Show, Inc., including its Homestead film, television series and related assets, for stock consideration based on a valuation of up to $28.2 million. The Company agreed to fund feature seasons of the television series through either 1) royalties earned from the film and television show or 2) additional funding to cover the remaining production costs.  Currently, the Company has not had to pay any additional funding outside of the royalties earned.

In May 2025, the Company agreed to purchase the IP for Sketch from Wonder Project Inc. for $6.0 million in cash; $2.0 million each is to be paid on or before May 31, 2025, June 30, 2025, and July 31, 2025.  The purchase is now complete and the final payment has been completed. With this purchase, Angel Studios now controls the rights, title, and interest in the film, including any subsequent productions.

6.Common Stock

The Company has authorized Common Stock consisting of 700,000,000 shares, of which 500,000,000 shares have been designated as Class A Common Stock and 200,000,000 have been designated as Class B Common Stock.  The Company has also authorized preferred stock consisting of 1,000,000, par value $0.0001 per share. Each outstanding share of Class A Common Stock is entitled to one vote and each outstanding share of Class B Common Stock is entitled to ten votes.

Warrant Offerings

In May 2025, the Company entered into a note and warrant purchase agreement with an unaffiliated third party, providing for the private placement of a subordinated convertible promissory note with a principal balance of $5.0 million and warrant to purchase 163,322 shares of the Company’s Class A Common Stock with an exercise price of $6.13 per share. In September 2025, Steve Sarowitz, who is the controlling person of this unaffiliated third party, became a member of the Company’s board of directors.  See Note 4 for additional details.

In September 2025, the Company entered into two notes and warrant purchase agreements with unaffiliated third parties, providing for the private placement of notes with a total principal balance of $40.0 million and warrants to purchase 1,462,682 shares of the Company’s Class A common stock with an exercise price per share of $7.29. As part of the initial draw, the lenders received warrants to purchase 585,073 shares of the Company’s Class A common stock.  See Note 4 for additional details.

The Company determined that the outstanding warrants meet the criteria for equity classification.  Therefore, the warrants are recorded as a component of additional paid-in capital on the condensed consolidated statements of stockholders’ equity at the time of issuance.  The fair value of the warrants were estimated using the Black-Scholes option pricing model at the time of issuance and will not be remeasured throughout their life, pursuant to ASC 470.

For more information regarding the note and warrant purchase agreements, refer to Note 3, Debt.

Loss per Share

The following table represents the Company’s loss per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Numerator:
Net loss attributable to controlling interests	$(38,553,961)	$(13,855,176)	$(91,853,393)	$(51,182,073)

Denominator:
Weighted average basic shares outstanding	156,797,109	138,816,631	150,657,671	135,951,802
Effect of dilutive shares	—	—	—	—
Weighted average diluted shares	156,797,109	138,816,631	150,657,671	135,951,802

Basic loss per share	$(0.246)	$(0.100)	$(0.610)	$(0.376)
Diluted loss per share	$(0.246)	$(0.100)	$(0.610)	$(0.376)

Basic loss per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is calculated similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the common shares were dilutive.  All potential common shares were anti-dilutive as a result of the Company’s net losses during the three and nine months ended September 30, 2025 and 2024.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share as their inclusion would be anti-dilutive, for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	2025	2024	2025	2024
Stock options to purchase common stock	9,074,330	5,935,733	8,791,382	2,404,746
Convertible securities to acquire common stock	868,253	—	868,253	—
Warrants to purchase common stock	748,395	—	163,322	—
Total outstanding potentially dilutive securities	10,690,978	5,935,733	9,822,957	2,404,746

7.Related-Party Transactions

The Company has a marketing services contract with an entity owned by one or more of the Company’s directors, officers, and stockholders. During the three months ended September 30, 2025 and 2024, the Company incurred expenses of $0.2 million and $0.1 million, respectively, to the related party for marketing services. During the nine months ended September 30, 2025 and 2024, the Company incurred expenses of $0.5 million and $0.4 million, respectively, to the related party for marketing services.

In July 2021, the Company purchased a 50.0% interest in the entity that owns the building in which the Company leases its office space from. Lease payments made during the period of related party ownership were $0.1 million and $0.1 million for the three months ended September 30, 2025 and 2024, respectively and $0.3 million and $0.4 million for the nine months ended September 30, 2025 and 2024, respectively.

In February 2024, the Company entered into a revolving P&A loan agreement with Angel P&A, LLC, a Delaware limited liability company (“Angel P&A”) that is 100.0% owned by one or more of the Company’s directors, officers, and stockholders. Angel P&A was set up for the specific purpose of raising P&A funds for the Company to use for upcoming theatrical releases, in exchange for revenue participation rights of the films. The revenue participation rights allow Angel P&A the right to receive an amount not to exceed 110.0% (initial investment plus a 10.0% return) of their invested amount. Angel P&A has priority on the cash receipts to the Company of the particular film they invested in and shall be paid in full before any other claims, with the exception of money raised under Regulation A of Section 3(6) of the Securities Act, for P&A (if any) which would take first priority, from the film are paid. When Angel P&A receives the repayment on these notes, the interest portion is distributed to the institutional investors and the original investment can either remain at Angel P&A for additional P&A loans needed by the Company or be returned to the institutional investors until the Company has further need of the funds. The commitment period between Angel P&A and the Company, and between Angel P&A and the investors, lasts through February 2027. Angel P&A has no employees and is not anticipated to incur any operating expenses. The maturity on the loans are typically due between 80 – 120 days from the individual draw. As of September 30, 2025 and December 31, 2024, the total outstanding balance of revolving P&A loans is $7.7 million and $8.2 million, respectively.

In May 2025, the Company entered into a note and warrant purchase agreement with an unaffiliated third party, providing for the private placement of a subordinated convertible promissory note. In September 2025, Steve Sarowitz, who is the controlling person of this unaffiliated third party, became a member of the Company’s board of directors. See Note 4, Debt for additional details.

On October 22, 2025, the Company’s Board of Directors voted to increase the size of the Board from five to seven directors. One of the new members of the Board is Benton Crane, who is an executive producer and board member at Black Autumn Snow LLC, the creator of the Homestead film and television series, and Tuttle Twins Show LLC. The Company has a distribution agreement with the Homestead film and series resulting in payments of $0.2 million during the year ended December 31, 2024, and payments of $4.9 million during the nine months ended September 30, 2025. Total payments, including royalties paid to the Tuttle Twins Show LLC, during the year ended December 31, 2024 and the nine months ended September 30, 2025, were $4.4 million and $2.8 million, respectively. See Note 5, Commitments and Contingencies, for more information.

8.Subsequent Events

Subsequent events have been evaluated through November 14, 2025, which is the date the condensed consolidated financial statements were available to be issued.

Entry Into A Material Definitive Agreement

The Company entered into a term sheet (the “Term Sheet”) with 2521 Entertainment, LLC (“2521”, together with the Company, the “JV Partners”) that sets forth the principal terms and conditions governing the joint venture between the JV Partners, through Giant Slayer Media LLC (“Giant Slayer Media” or the “JV”). The Term Sheet, pursuant to its terms, became binding on October 7, 2025, upon the execution of that certain Asset Purchase Agreement by and between Slingshot USA LLC (“Slingshot”) and Giant Slayer Media, also dated as of October 7, 2025 (the “Asset Purchase Agreement”). The Term Sheet will remain in effect until the earlier of (a) the execution of the definitive Limited Liability Company Agreement for the JV (the “LLCA”) and a distribution agreement between the Company (or one of its affiliates) and Giant Slayer Media (the “Distribution Agreement”) or (b) the mutual agreement of the JV Partners to terminate the Term Sheet.

Pursuant to the Term Sheet, the Company will contribute $31,366,686 and 2521 will contribute $46,550,473 in cash to the JV. Moreover, the Company will also be credited, as a capital contribution, an amount equal to $2,342,277 on account of a previous investment with Slingshot, which will result in the Company’s total initial capital contribution of $33,708,963. Following the cash contribution by the JV Partners, the equity split in the JV will be 42% to the Company and 58% to 2521.

Separately, under the Term Sheet, the JV Partners will negotiate in good faith and execute definitive agreements to implement the terms of the Term Sheet, including the Asset Purchase Agreement, the LLCA and the Distribution Agreement, each in form and substance reasonably acceptable to the JV Partners.

Under the Term Sheet, and by means of the Asset Purchase Agreement, Giant Slayer Media will acquire substantially all of the assets of Slingshot related to the animated feature film, DAVID, the associated works and certain other ancillary rights and obligations (the “Purchased Assets”), for an aggregate purchase price of $77,917,159 in cash. Further, except as may be otherwise provided in the Distribution Agreement: (a) Giant Slayer Media will acquire ownership of the Purchased Assets under the Asset Purchase Agreement; (b) each of the JV Partners will agree to assign, and will cause its affiliates and personnel to assign, to Giant Slayer Media all rights, title and interest in and to any derivative works, sequels, prequels, spinoffs or other works based on or derived from the Purchased Assets and (c) all such rights will automatically vest in Giant Slayer Media without further action. The Company or its relevant affiliate will act as the distributor of the Purchased Assets under the Distribution Agreement, which will contain specific payment terms, events of default and guaranty terms. The relationship of the JV Partners in the JV will be governed by the LLCA, which will contain specific terms regarding the distribution of proceeds received from the Company under the Distribution Agreement and other terms relating to the management of the JV.

In addition to the consummation of the transactions contemplated in the Term Sheet, the Asset Purchase Agreement also provided for, upon the closing of the transactions contemplated therein, the revocation by Slingshot of its deemed termination of the distribution agreement between the Company and Slingshot and the dismissal of the current lawsuit, brought by Slingshot against Angel Studios Licensing, LLC, the Company’s affiliate, pursuant to a Confidential Dismissal Agreement and Mutual Release (the “Dismissal Agreement”) effective as of October 7, 2025, by and between Angel Studios Licensing, LLC and Slingshot. The Dismissal Agreement resolved in full the action titled Slingshot USA, LLC v. Angel Studios Licensing, LLC, Case No. 250401064, in the Fourth Judicial District Court, Utah County, State of Utah (the “Lawsuit”), and any and all claims arising from or relating to the parties’ prior content distribution agreements concerning DAVID and Young David. Slingshot dismissed the Lawsuit with prejudice on October 8, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the historical results of operations and liquidity and capital resources of Angel Studios, Inc. (“Angel Studios,” “we,” “our,” “us,” or the “Company”). You should read the following discussion and analysis in conjunction with the accompanying condensed consolidated financial statements of the Company and the notes thereto, as well as with the Angel Legacy’s Annual Report on Form 10-K, including the audited consolidated financial statements and the related notes included therein.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements, including with respect to our recently announced Business Combination (as defined below). The forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, please refer to the “Risk Factors” section of this Quarterly Report on Form 10-Q and the registration statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”)  relating to our Business Combination. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a values based media distribution company that uses technology to empower a vibrant and growing community to replace the Hollywood gatekeeper system and champion stories that amplify light for mainstream audiences.

Our community, known as the Angel Guild, is at the heart of this mission.

1) The Angel Guild votes to select film and TV shows.

2) The Angel Guild rallies in theaters to support film releases.

3) The Angel Guild funds future films and TV shows with their membership.

As of September 30, 2025, through the Angel Guild, approximately 1.6 million paying members from more than 160 different countries help decide what film and TV projects we will market and distribute.

Pledge to Amplify Light

All Guild members make a written pledge stating: “When I vote, I pledge to help choose excellent entertainment that is true, honest, noble, just, authentic, lovely or admirable.”

Revenue

We primarily generate revenue from the following sources:

●	Angel Guild revenue comes from monthly or annual membership fees. Currently there are three possible tiers for membership, Basic with Ads, Basic, and Premium. All memberships allow voting for every Angel Studios release, give early access for streaming, and help fund our original films, increasing new content releases. The Basic and Premium tiers have no ads during shows and the Premium tier includes two complimentary tickets to every Angel Studios theatrical release and a discount for all merchandise.
●	Theatrical Distribution revenue comes from releasing our original films with our exhibitor partners. Every time a moviegoer purchases a ticket from the partner theaters, we receive a percentage of the box office revenue. For most international theaters, the percentage of box office revenue is first paid to a distributor who then pays us.
●	Content Licensing revenue comes from licensing our films and TV shows to other distributors such as Amazon, Apple and Netflix. Our future plans include licensing the rights to our films and TV shows for other experiences such as derivative shows, video games, theme parks and Broadway-style plays.
●	Other revenue is generated from sales of merchandise related to our films and series, as well as physical DVD sales. We also offer a direct online store for Angel Studios themed products and wholesale products to retail partners.

Founding

We were founded in 2013 by our Chief Executive Officer, Neal Harmon, along with his brothers Daniel, Jeffrey and Jordan, and their cousin, Benton Crane.

Bitcoin Treasury Strategy:  Seeking to Empower the Angel Guild for Generations

As of September 30, 2025, we beneficially owned approximately 303.1 bitcoin. This equates to 1.7974 bitcoin per million shares of our Common Stock. We plan to hold bitcoin as a strategic treasury asset as an adjunct to our core film and TV distribution business. We do not have policies governing the amount of bitcoin we intend to hold now or in the future and the overall amount of bitcoin we intend to hold is uncertain. Additionally, we have not currently set any official policies governing how or when we will exchange cash for bitcoin, or sell bitcoin for cash, with the exception that bitcoin may be sold, if necessary, to meet the day-to-day financial obligations of the Company.

The continued implementation of our bitcoin treasury strategy aims to support its mission-driven approach of funding the world’s best filmmakers in producing stories that amplify light for generations to come. The overall strategy contemplates that we may (i) enter into capital raising transactions that are collateralized by its bitcoin holdings, (ii) consider pursuing strategies to create income streams or otherwise generate funds using its bitcoin holdings and (iii) periodically sell bitcoin for general corporate purposes, including to generate cash to meet its operating requirements.

Regulation A Offerings

In September 2024, we sold an aggregate of 3,538,661 shares of our Class A Common Stock, pursuant to an offering under Regulation A of the Securities Act of 1933, as amended (the “Securities Act”). The price of the Class A Common Stock was $5.66 per share, and the  Regulation A Offering generated gross proceeds of approximately $20.0 million. We determined the Regulation A Price after considering several key factors at that time, including (i) the information set forth in the Angel Legacy offering statement on Form 1-A, originally filed with the SEC on June 20, 2024, as subsequently amended and filed with the SEC on each of August 9, 2024 and August 27, 2024, and as qualified by the SEC on August 29, 2024, (ii) our history and future growth expectations, as well as the history and future growth expectations of the industry in which we compete, (iii) our past and present financial performance, (iv) our prospects for future earnings and the present state of our business, (v) the general condition of the securities markets at the time of the Regulation A Offering, (vi) the recent market prices of, and demand for, publicly traded common stock of generally comparable companies and (vii) other relevant factors. Our Chief Executive Officer, Neal Harmon, purchased 42 shares of Class A Common Stock, our President, Jordan Harmon, purchased 3,536 shares of Class A Common Stock, our Chief Content Officer, Jeffrey Harmon purchased 42 shares of Class A Common Stock and one of our directors, Paul Ahlstrom, purchased 85 shares of Class A Common Stock, in each case as part of the Reg A Offering. We intend to use the proceeds from the Reg A Offering to manage our business and provide working capital for our operations. The proceeds may also be used to pay expenses relating to salaries and other compensation to our officers and employees.

In September 2025, we sold an aggregate of 6,688,077 shares of our Class A Common Stock, pursuant to an offering under Regulation A. The price of the Class A Common Stock was $8.23 per share, and the Regulation A Offering generated gross proceeds of approximately $55.0 million. We determined the Regulation A Price after considering several key factors at that time, including (i) the information set forth in the Angel Legacy offering statement on Form 1-A, originally filed with the SEC on June 26, 2025, as subsequently amended and filed with the SEC on July 24, 2025, and as qualified by the SEC on August 6, 2025, (ii) our history and future growth expectations, as well as the history and future growth expectations of the industry in which we compete, (iii) our past and present financial performance, (iv) our prospects for future earnings and the present state of our business, (v) the general condition of the securities markets at the time of the Reg A Offering, (vi) the recent market prices of, and demand for, publicly traded common stock of generally comparable companies and (vii) other relevant factors. We intend to use the proceeds from the Reg A Offering to manage our business and provide working capital for our operations. The proceeds may also be used to pay expenses relating to salaries and other compensation to our officers and employees.

P&A Subsidiaries

Over the past year, we have formed several subsidiaries (each, a “P&A Subsidiary”) to exploit the commercial potential of specific films. Generally, a P&A Subsidiary enters into a distribution agreement with a filmmaker/production company to license the rights to market and distribute a film. The P&A Subsidiary then executes a services agreement with us to market the film’s theatrical release. The P&A Subsidiary also sublicenses the film to us for distribution via the Angel App and our website, as well as to other distribution networks. In exchange for our right to distribute the film, we retain a share of revenue generated by our distribution of the film to the Guild.

P&A Subsidiaries have dual class voting structures: preferred shares, which are offered to investors under Regulation A; and common shares, which we purchase at formation and which are the sole voting shares of a P&A Subsidiary. Typically, the preferred shares have a ‘Stated Value’ of 115-120% of the price at which the shares are sold. A P&A Subsidiary’s board of directors may, upon determining that the company has sufficient available funds, pay the Stated Value to preferred shareholders. Payments are made from receipts generated by the film’s theatrical release, after movie theaters have taken their negotiated share. If revenue generated from a film’s theatrical release is insufficient to pay the Stated Value, P&A Subsidiaries may pay the Stated Value from revenue generated by the film’s distribution, merchandizing sales, and other commercial exploitation. Upon full payment of the Stated Value, a P&A Subsidiary’s preferred shares are automatically redeemed, and we become the entity’s sole owner. After a P&A Subsidiary has redeemed its preferred shares, the subsidiary splits remaining revenue with the filmmaker according to the terms of the Distribution Agreement.

We are legally distinct from the P&A Subsidiaries, and investments in them are distinct from an investment in us. A P&A Subsidiary is formed solely to exploit the commercial potential of a single film, and proceeds generated from a subsidiary’s offering of preferred shares are used to market and distribute that one film. A P&A Subsidiary has no other business or assets other than its exploitation of the rights to the film. The subsidiary’s shareholders do not have any rights to our assets or securities if a film does not perform well financially.

Investors in our common stock are investing in us and our business, which is broader than the marketing of a single film. Investors in our Common Stock do not have any right to payment of any amounts from the receipts of a film’s theatrical release prior to dividend payments made to the shareholders of the P&A Subsidiaries.

P&A Subsidiaries are required to file current and periodic reports with the SEC pursuant to Rule 257(b) of Regulation A. Unlike us, P&A Subsidiaries do not have reporting obligations under Section 15 of the Exchange Act.

Off the Chain

On September 11, 2024, we and Off the Chain, LP  (“Off the Chain”), a leading bitcoin asset management firm, entered into an agreement in principle for an investment by Off the Chain of approximately $10.0 million to help support our bitcoin treasury strategy. On September 30, 2024, we entered into a stock purchase agreement with Off the Chain, pursuant to which Off the Chain agreed to purchase an aggregate of 1,769,328 shares of Class A Common Stock, at a price of $5.66 per share, for an aggregate purchase price of $10.0 million, payable in bitcoin. The sale closed on October 10, 2024. We intend to use the proceeds from our sale of Class A Common Stock to Off the Chain to support our bitcoin treasury strategy.

Recent Developments

The Merger

On September 10, 2025, the we consummated the previously announced Business Combination (as defined below) pursuant to that certain Agreement and Plan of Merger, dated as of September 11, 2024 (as amended, the “Merger Agreement”), by and among the Company, Sigma Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“Merger Sub”), and Angel Studios Legacy, Inc. (f/k/a Angel Studios, Inc.), a Delaware corporation (“Angel Legacy”).

Pursuant to the terms of the Merger Agreement, a merger was effected in which Merger Sub merged with and into Angel Legacy, the separate corporate existence of Merger Sub ceased and Angel Legacy survived as the surviving company and direct wholly-owned subsidiary of the Company (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). On the Closing Date (as defined in the Merger Agreement), and prior to the Effective Time (as defined in the Merger Agreement), the Company changed its name from “Southport Acquisition Corporation” to “Angel Studios, Inc.” Angel Legacy subsequently merged up and into Angel Studios, Inc., with Angel Studios, Inc. as the surviving entity.

Loan and Security Agreement with Warrant Offering

On September 8, 2025, we entered into a Loan and Security Agreement with certain lenders, which provides us with an up to $100.0 million term loan with a delayed draw feature, which is composed of four committed tranches: (i) the first tranche in an aggregate principal amount of $40.0 million, which was funded on the closing date; (ii) the second tranche in an aggregate principal amount equal to $20.0 million, which may be drawn on or prior to June 30, 2026; (iii) the third tranche in an aggregate principal amount equal to $20.0 million, which may be drawn by December 31, 2026 and (iv) the fourth tranche in an aggregate principal amount equal to $20.0 million, which may be drawn by June 30, 2027. The availability of each tranche will be subject to achievement by us of certain conditions, including, without limitation, achievement of a specified minimum annualized recurring revenue and receipt by us of a minimum of net cash proceeds from the sale or issuance of equity. Borrowings under the credit facility will be used to pay off certain of the Company’s existing indebtedness, as well as for general working capital purposes and business operations.

In connection with the credit facility, the Company issued each lender thereunder a warrant to purchase stock to purchase an aggregate amount of 1,462,682 shares of the Company’s Class A common stock with an exercise price per share of $7.29. The Warrants vest and become exercisable in proportion to and in conjunction with the advancement of each tranche under the Credit Facility. The warrants will expire on September 11, 2030.

Asset Purchase Agreement

The Company entered into a Term Sheet with 2521 that sets forth the principal terms and conditions governing the joint venture between the JV Partners, through Giant Slayer Media. The Term Sheet, pursuant to its terms, became binding on October 7, 2025, upon the execution of that certain Asset Purchase Agreement by and between Slingshot and Giant Slayer Media, also dated as of October 7, 2025.

Under the Term Sheet, and by means of the Asset Purchase Agreement, Giant Slayer Media will acquire substantially all of the assets of Slingshot related to the animated feature film, DAVID, the associated works and certain other ancillary rights and obligations.

In addition to the consummation of the transactions contemplated in the Term Sheet, the Asset Purchase Agreement also provided for, upon the closing of the transactions contemplated therein, the revocation by Slingshot of its deemed termination of the distribution agreement between us and Slingshot and the dismissal of the current lawsuit, brought by Slingshot against Angel Studios Licensing, LLC, our affiliate, pursuant to a Confidential Dismissal Agreement and Mutual Release (the “Dismissal Agreement”) effective as of October 7, 2025, by and between Angel Studios Licensing, LLC and Slingshot. The Dismissal Agreement resolved in full the action titled Slingshot USA, LLC v. Angel Studios Licensing, LLC, Case No. 250401064, in the Fourth Judicial District Court, Utah County, State of Utah (“Lawsuit”), and any and all claims arising from or relating to the parties’ prior content distribution agreements concerning DAVID and Young David. Slingshot dismissed the Lawsuit with prejudice on October 8, 2025.

Other

During the nine months ended September 30, 2025, we sold an aggregate of 9,071,042 shares of Class A Common Stock to various purchasers, generating gross proceeds of approximately $47.5 million. The issuances of the Class A Common Stock were made in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

We intend to use the proceeds from the sales of Class A common stock to manage our business and provide working capital for our operations. The proceeds may also be used to pay expenses relating to salaries and other compensation to our officers and employees.

Financial Operations Overview

Revenues

Historically, we have primarily generated revenue from the Angel Guild, theatrical distribution, content licensing and other. See “Revenue” for more information.

Cost of Revenues

Cost of revenues represents the direct costs incurred by us in generating our revenue.  These costs include expenses directly associated with the goods or services sold during the reporting period.  Components of cost of revenues include licensing royalty expense, hosting, merchandise costs, credit card fees, freight and shipping costs and costs of services provided.

Operating Expenses

Selling and Marketing:  Selling and marketing expenses include the promotion of the Angel Guild and increasing memberships, as well as current and future theatrical releases. As we continue to bring on additional content, drive Angel Guild memberships and promote future theatrical releases, this cost is expected to continue to rise.

Research and Development: Research and development expenses consist of the addition of personnel necessary to continue our focus on improving existing products, optimizing existing services and developing new technology to better meet the needs of our customers and partners.

General and Administrative: General and administrative expenses consist of the increased support staff necessary to manage the continued and expected growth of the business, including payroll and related expenses for executive, finance, content acquisition and administrative personnel, as well as recruiting, professional fees and other general corporate expenses.

Legal: Legal expenses include costs incurred in connection with legal proceedings, regulatory matters, compliance obligation, and corporate governance. Legal expenses may fluctuate based on the nature, timing, and complexity of matters encountered by us. While we strive to manage these costs effectively, they may have a material impact on our financial condition depending on the scope of ongoing or anticipated legal matters.

Results of Operations

The following represents our performance highlights for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024:

	For the three months ended September 30,		Change
	2025	2024	2025 vs. 2024
Revenues	$76,542,482	$20,121,166	$56,421,316	280%
Cost of revenues	34,333,955	8,107,950	26,226,005	323%
Selling and marketing	64,683,558	16,602,045	48,081,513	290%
General and administrative	10,125,018	6,059,396	4,065,622	67%
Research and development	4,215,813	3,168,016	1,047,797	33%
Legal expense	1,275,008	1,328,090	(53,082)	(4)%
Operating loss	(38,090,870)	(15,144,331)	(22,946,539)	152%
Net gain on digital assets	2,071,977	862,479	1,209,498	140%
Interest expense	(3,978,212)	(452,177)	(3,526,035)	780%
Interest income	1,510,548	754,561	755,987	100%
Impairment of investments	(125,000)	—	(125,000)	100%
Loss before income tax benefit	(38,611,557)	(13,979,468)	(24,632,089)	176%
Income tax benefit	—	(80,099)	80,099	(100)%
Net loss	$(38,611,557)	$(13,899,369)	$(24,712,188)	178%

Revenues

The following represents our revenue by type for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024:

	For the three months ended September 30,		Change
	2025	2024	2025 vs. 2024
Angel Guild	$59,225,827	$9,028,572	$50,197,255	556%
Theatrical	5,455,476	4,939,612	515,864	10%
Content licensing	9,013,353	1,947,539	7,065,814	363%
Merchandise	2,325,526	2,232,592	92,934	4%
Pay it Forward	156,654	378,628	(221,974)	(59)%
Theatrical Pay it Forward	—	1,326,039	(1,326,039)	(100)%
Other	365,646	268,184	97,462	36%
Total Revenue	$76,542,482	$20,121,166	$56,421,316	280%

During the three months ended September 30, 2025, compared to the three months ended September 30, 2024, the increase in revenues was largely due to: 1) an increase in Angel Guild revenue by $50.2 million as a result of increased Angel Guild members from 0.3 million to 1.6 million from September 30, 2024 to September 30, 2025, and 2) content licensing revenue, which increased by $7.1 million as a result of larger licensing deals being entered into from our 2025 theatrical releases, compared to smaller deals as a result of smaller theatrical box office releases in 2024. This increase was offset by a decrease in Theatrical Pay it Forward revenue by $1.3 million, as theatrical Pay it Forward receipts were offset by the cost of purchasing and giving away free tickets and no revenue was recognized during the three months ended September 30, 2025.

Cost of Revenues

The following represents our cost of revenues by type for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024:

	For the three months ended September 30,		Change
	2025	2024	2025 vs. 2024
Angel Guild	$8,406,220	$1,060,009	$7,346,211	693%
Theatrical	914,354	570,672	343,682	60%
Royalties	19,051,179	2,012,241	17,038,938	847%
Other	5,962,202	4,465,028	1,497,174	34%
Total Cost of Revenues	$34,333,955	$8,107,950	$26,226,005	323%

During the three months ended September 30, 2025, cost of revenues was $34.3 million compared to $8.1 million in the same quarter in the prior year. The increase in Angel Guild cost of revenues by $7.3 million was  a result of increased memberships and the transaction fees of $5.4 million related to that growth, as well as an increased number of free movie tickets for premium Angel Guild members for Angel theatrical releases of $1.6 million. The increase in royalties of $17.0 million was a result of higher royalties earned by filmmakers.

Selling and Marketing

The following represents our selling and marketing expenses by type for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024:

	For the three months ended September 30,		Change
	2025	2024	2025 vs. 2024
Angel Guild	$44,120,750	$7,485,721	$36,635,029	489%
Theatrical	16,698,191	4,919,257	11,778,934	239%
Other	3,864,617	4,197,067	(332,450)	(8)%
Total Selling and Marketing	$64,683,558	$16,602,045	$48,081,513	290%

During the three months ended September 30, 2025, compared to the three months ended September 30, 2024, the increase in selling and marketing expenses was largely due to: 1) An increase in Angel Guild sales and marketing expenses of $36.6 million as a result of the promotion of the Angel Guild in an effort to increase memberships and 2) An increase in Theatrical sales and marketing expenses of $11.8 million as a result of two theatrical box office releases and related spend during the three months ended September 30, 2025. As we continue to bring on additional content, drive Angel Guild memberships and promote future theatrical releases, this cost is expected to fluctuate, but overall remain high and be a significant component of our operating expenses.

Other Operating Expenses

For the three months ended September 30, 2025, higher general and administrative costs of $4.1 million were primarily related to: 1) additional employee costs of $1.2 million during 2025 related to the support staff necessary to manage the continued and expected growth of the business, 2) additional option issuance costs of $1.6 million during 2025 due to an increase in options granted to employees and their related Black-Scholes value on the grant date and 3) additional 3rd party accounting and auditing services of $0.9 million as a result of the costs incurred from the anticipated Merger with Merger Sub.

For the three months ended September 30, 2025, the increase in research and development costs of $1.0 million primarily related to additional employee costs during 2025 related to the support staff necessary to manage the continued and expected growth of the business.

Other Income and Expense

The increase of gain on digital assets of $1.2 million in 2025 is a result of measuring our digital assets at fair value at the end of each reporting period per Accounting Standards Update (“ASU”) No. 2023-08 and the value of bitcoin increasing during the three months ended September 30, 2025. During the three months ended September 30, 2024, we sold a portion of our digital assets and as such recognized a realized gain of $0.9 million.

The increase in interest expense of $3.5 million is related to a higher dollar amount of P&A and other notes entered into and outstanding during the three months ended September 30, 2025, compared to the three months ended September 30, 2024, as can be seen on our condensed consolidated statements of cash flows.

The increase in interest income of $0.8 million is the result of higher cash balances during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

The following represents our performance highlights for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024:

	For the nine months ended September 30,		Change
	2025	2024	2025 vs. 2024
Revenues	$211,624,538	$65,485,798	$146,138,740	223%
Cost of revenues	81,100,542	31,339,159	49,761,383	159%
Selling and marketing	176,719,216	54,893,723	121,825,493	222%
General and administrative	27,330,996	15,972,632	11,358,364	71%
Research and development	11,330,981	11,201,952	129,029	1%
Legal expense	8,375,505	10,037,679	(1,662,174)	(17)%
Operating loss	(93,232,702)	(57,959,347)	(35,273,355)	61%
Net gain on digital assets	6,225,200	1,594,889	4,630,311	(550)%
Interest expense	(8,285,269)	(1,969,247)	(6,316,022)	321%
Interest income	4,043,439	2,581,062	1,462,377	57%
Impairment of investments	(625,000)	—	(625,000)	100%
Loss before income tax benefit	(91,874,332)	(55,752,643)	(36,121,689)	65%
Income tax benefit	—	(4,483,167)	4,483,167	(100)%
Net loss	$(91,874,332)	$(51,269,476)	$(40,604,856)	79%

Revenues

The following represents our revenue by type for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024:

	For the nine months ended September 30,		Change
	2025	2024	2025 vs. 2024
Angel Guild	$140,726,967	$21,267,884	$119,459,083	562%
Theatrical	45,763,314	17,816,535	27,946,779	157%
Content licensing	18,175,430	12,916,008	5,259,422	41%
Merchandise	4,396,200	5,939,426	(1,543,226)	(26)%
Pay it Forward	914,746	5,166,860	(4,252,114)	(82)%
Theatrical Pay it Forward	719,370	1,326,039	(606,669)	(46)%
Other	928,511	1,053,046	(124,535)	(12)%
Total Revenue	$211,624,538	$65,485,798	$146,138,740	223%

During the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, the increase in revenues was largely due to: 1) An increase in Angel Guild revenue by $119.5 million as a result of increased Angel Guild members from 0.3 million to 1.6 million paying Angel Guild members from September 30, 2024 to September 30, 2025, 2) An increase in Theatrical revenue by $27.9 million as a result of more theatrical box office releases in 2025, and 3) An increase in content licensing revenue of $5.3 million as a result of larger licensing deals being entered into from our 2025 theatrical releases, compared to smaller deals as a result of smaller theatrical box office releases in 2024.  This increase was offset by a decrease in: 1) Merchandise revenue of $1.5 as a result of focusing less on Merchandise during 2025, and 2) Pay it Forward and Theatrical Pay it Forward revenue of $4.9 million, due to our focus transitioning away from Pay it Forward and focusing more on the Angel Guild.

Cost of Revenues

The following represents our cost of revenues by type for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024:

	For the nine months ended September 30,		Change
	2025	2024	2025 vs. 2024
Angel Guild	$24,456,919	$2,648,424	$21,808,495	823%
Theatrical	4,205,600	1,961,323	2,244,277	114%
Royalties	38,759,084	15,176,517	23,582,567	155%
Other	13,678,939	11,552,895	2,126,044	18%
Total Cost of Revenues	$81,100,542	$31,339,159	$49,761,383	159%

During the nine months ended September 30, 2025, cost of revenues was $81.1 million compared to $31.3 million for the nine months ended September 30, 2024. The increase in Angel Guild cost of revenues by $21.8 million was a result of increased memberships and the associated transaction fees of $13.1 million related to that growth, as well as an increased number of free movie tickets for premium Angel Guild members for Angel theatrical releases of $6.5 million. The increase in theatrical cost of revenues of $2.2 million was a result of six films being released during the nine months ended September 30, 2025 with only three films being released during the same period 2024.  The increase in royalties of $23.6 million was a result of higher royalties earned by filmmakers.

Selling and Marketing

The following represents our selling and marketing expenses by type for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024:

	For the nine months ended September 30,		Change
	2025	2024	2025 vs. 2024
Angel Guild	$108,836,272	$14,967,609	$93,868,663	627%
Theatrical	56,283,846	29,925,585	26,358,261	88%
Other	11,599,098	10,000,529	1,598,569	16%
Total Selling and Marketing	$176,719,216	$54,893,723	$121,825,493	222%

During the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, the increase in selling and marketing expenses was largely due to: 1) an increase in Angel Guild sales and marketing expenses of $93.9 million as a result of the promotion of the Angel Guild in an effort to increase memberships and 2) an increase in theatrical sales and marketing expenses of $26.4 million as a result of six box theatrical box office releases in 2025 compared to only three during this same period in 2024.  The main driver for the increase in other marketing was additional marketing staff needed to manage the continued and expected growth of the business. As we continue to bring on additional content, drive Angel Guild memberships and promote future theatrical releases, this cost is expected to fluctuate, but overall remain high and be a significant component of our operating expenses.

Other Operating Expenses

For the nine months ended September 30, 2025, higher general and administrative costs of $11.4 million were primarily related to: 1) additional employee costs of $2.4 million during 2025 related to the support staff necessary to manage the continued and expected growth of the business, 2) additional option issuance costs of $4.8 million during 2025 due to an increase in options granted to employees and their related Black-Scholes value on the grant date, 3) additional 3rd party accounting and auditing services of $2.2 million as a result of the costs incurred from the Business Combination, and 4) additional foreign withholding tax of $0.7 million as a result of increase licensing deals in international territories.

For the nine months ended September 30, 2025, the decrease in legal expense of $1.7 million was largely a result of a decrease in legal costs associated with The Chosen, Inc. (f/k/a The Chosen, LLC) (“The Chosen”) arbitration and estimated liabilities as a result of the arbitration during 2024, which was offset by additional legal costs from the Business Combination.  For more information, see “Part II—Other Information, Item 1. Legal Proceedings.”

Other Income and Expense

The increase in the gain on digital assets of $4.6 million in 2025 is a result of measuring our digital assets at fair value at the end of each reporting period per Accounting Standards Update (“ASU”) No. 2023-08 and the value of bitcoin increasing during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, we sold a portion of our digital assets and as such recognized a realized gain of $1.6 million.

The increase in interest expense of $6.3 million is related to a higher dollar amount of P&A and other notes entered into and outstanding during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, as can be seen on our condensed consolidated statements of cash flows.

The increase in interest income of $1.5 million is the result of higher cash balances during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Liquidity and Capital Resources

Operating and Capital Expenditure Requirements

	As of		Change
	September 30, 2025	December 31, 2024	2025 vs. 2024
Cash and cash equivalents	$63,327,263	$7,211,826	$56,115,437	778%
Accrued settlement costs	—	4,371,971	(4,371,971)	(100)%
Loan guarantee payable	—	9,112,500	(9,112,500)	(100)%
Notes payable	50,733,780	11,455,940	39,277,840	343%

Cash and cash equivalents increased by $56.1 million in the nine months ended September 30, 2025, primarily due to cash used in operating activities of $58.7 million and cash used in investing activities of $15.6 million, offset by cash provided by financing activities of $130.4 million.

To date, we have funded a significant portion of our operations through private and public offerings of our common stock and raise of money through notes payable. As of September 30, 2025, we had cash on hand of approximately $63.3 million. Notes payable currently consists of 1) P&A notes in the amount of $9.5 million with amounts due based on timing of certain cash proceeds, but which amounts are expected to be paid within the next twelve months, 2) financing of a convertible note in the amount of $5.3, which will be come due, if not converted into equity beforehand,  by May 1, 2027, and 3) a financing facility in the amount of $100.0 million, of which $40.0 million is currently drawn, with interest is payable  monthly and principal installments starting in November 2027 and a final maturity of October 1, 2030. As we continue to grow, we expect to raise additional funds to cover any shortfall in operating needs. We project that our existing capital resources, including cash, accounts receivables, licensing receivables, recurring revenues from our membership base, and the ability to sell our digital assets if necessary, will be sufficient to meet our operating requirements for at least the next twelve months.

Evaluation of Going Concern

The condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern within one year from the date of issuance of these condensed consolidated financial statements. For the nine months ended September 30, 2025, we incurred a net loss of approximately $91.9 million and used cash in operating activities of approximately $58.7 million. We have an accumulated deficit of approximately $175.8 million as of September 30, 2025. A significant portion of the net loss for the period ended September 30, 2025 was due to the continued marketing expenses to increase Angel Guild memberships and support our theatrical releases. We anticipate that as we continue to grow the business, we will incur operating losses and use cash in operating activities during 2025 and into 2026.

We are working to increase revenues through the growth of Angel Guild memberships, our pipeline of theatrical releases through 2026 and additional streaming agreements. We finance marketing activities for theatrical releases through two primary methods: 1) Regulation A offerings that are tailored to raise money for the print and advertising costs (“P&A”) for specific theatrical releases and 2) P&A loan agreements with individual and institutional investors. During the nine months ended September 30, 2025, we raised $13.2 million from Regulation A offerings and received $32.0 million from P&A loans, both of which were used for P&A in various theatrical releases during the year.  During the year ended 2024, we raised $0.0 million from Regulation A offerings and received $23.3 million from P&A loans. During the nine months ended September 30, 2025, we paid $36.5 million for the repayments of P&A loans, including interest and paid $15.8 million as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned. During the year ended 2024, we paid $17.9 million for the repayments of P&A loans, including interest and paid $0.0 million as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned.

Additionally, we have raised capital through the sale of our common stock, generating approximately $102.8 million of cash during the nine months ended September 30, 2025 and we have grown from 0.6 million Angel Guild members, as of December 31, 2024, to 1.6 million Angel Guild members, as of September 30, 2025, generating approximately $170.6 million in cash from Angel Guild paid memberships during the nine months ended September 30, 2025. Management believes it will be able to continue to fund operating capital shortfalls for the next year through the issuance of debt and our common stock. While there is no assurance of success, management remains committed to its plans to grow revenues and manage expenses. If these efforts are not successful, or if securing debt and selling our common stock on acceptable terms proves challenging, we can reduce our spend on marketing of the Angel Guild, which could materially affect our growth, our financial condition and/or our ability to continue as a going concern.

Discussion of Operating, Investing, Financing Cash Flows

Operating Activities. Cash flows used in operating activities for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, were as follows:

	For the nine months ended September 30,
	2025	2024	Net Change
Net cash and cash equivalents used in operating activities	$(58,654,497)	$(39,578,731)	$(19,075,766)

Cash flows used in operating activities for the nine months ended September 30, 2025 was $58.7 million compared to cash flows used in operating activities of $39.6 million for the nine months ended September 30, 2024. The difference of $19.1 million is largely due to the increase in net loss for the period of $40.6 million, an increase in accounts receivable resulting in less proceeds received, a decrease in accounts payable and accrued liabilities resulting in greater distributions, partially offset by increases in deferred revenue and accrued licensing royalties.

Investing Activities. Cash flows provided by investing activities for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, were as follows:

	For the nine months ended September 30,
	2025	2024	Net Change
Purchases of property and equipment	$(375,820)	$(271,927)	$(103,893)
Issuance of notes receivable	(986,387)	(1,455,279)	468,892
Collections of notes receivable	520,340	1,820,313	(1,299,973)
Purchase of digital assets	—	(48,515)	48,515
Sale of digital assets	99,118	2,182,381	(2,083,263)
Purchase of intangible assets	(3,006,012)	—	(3,006,012)
Purchase of content	(6,320,963)	(503,296)	(5,817,667)
Investments in affiliates	(5,511,002)	(1,033,516)	(4,477,486)
Net cash and cash equivalents provided by (used in) investing activities	$(15,580,726)	$690,161	$(16,270,887)

Cash flows used in investing activities for the nine months ended September 30, 2025 was $15.6 million compared to cash flows provided by investing activities of $0.7 million for the nine months ended September 30, 2024. The increase of cash flows used was largely due to the increase of our purchase of content of $5.8 million, the purchase of prepaid content rights of $3.0 million, increased cash spend for investments in affiliates of $4.5 million, as well as a decrease in the sale of digital assets of $2.1 million. Both periods saw moderate activity in issuing and collecting repayments on notes receivable, with more collections during 2024 being the result of several of our filmmakers paying us back these notes receivables during this period (see “Notes to the Condensed Consolidated Financial Statements—Notes Receivable).

Financing Activities. Cash flows provided by financing activities for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, were as follows:

	For the nine months ended September 30,
	2025	2024	Net Change
Repayment of notes payable	$(63,450,746)	$(18,374,314)	$(45,076,432)
Repayment of loan guarantee	(10,175,490)	—	(10,175,490)
Receipt of notes payable	106,166,018	17,043,019	89,122,999
Repayment of accrued settlement costs	(207,563)	(188,042)	(19,521)
Exercise of stock options	308,085	457,820	(149,735)
Issuance of common stock	102,787,036	26,901,019	75,886,017
Contribution of equity in noncontrolling interests	13,730,922	—	13,730,922
Redemption of equity in noncontrolling interests	(15,753,060)	—	(15,753,060)
Fees related to issuance of common stock and minority interest	(534,271)	(206,613)	(327,658)
Repurchase of common stock	(132,940)	(600,079)	467,139
Equity financing fees	(544,585)	—	(544,585)
Debt financing fees	(1,842,746)	—	(1,842,746)
Net cash and cash equivalents provided by financing activities	$130,350,660	$25,032,810	$105,317,850

Cash flows provided by financing activities for the nine months ended September 30, 2025 were $130.4 million compared to cash flows provided by financing activities of $25.0 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we raised $55.0 million from a Regulation A offering, $47.5 million with issuance of our common stock, $13.7 million in equity from noncontrolling interests, and $106.2 million in notes payable. These were offset by the repayment of $36.5 million for P&A related notes, the repayment of $27.0 million of notes payable, a $15.8 million redemption paid for equity in noncontrolling interests and a $10.2 million payment related to a loan guarantee. During the nine months ended September 30, 2024, we received $17.0 million for P&A related notes, $26.9 million with the issuance of common stock, and repaid $18.6 million for P&A related notes.

Trends and Key Factors Affecting Our Performance

Angel Guild

We launched the Angel Guild in the second quarter of 2023. Since that time the Angel Guild grew to approximately 0.6 million Angel Guild members as of December 31, 2024, accounting for 32.5% of our total revenue in 2024.  The Angel Guild grew to  approximately 1.6 million Angel Guild members as of September 30, 2025, accounting for 66.5% of our total revenue in 2025. We attribute the Angel Guild growth to many factors including, but not limited to, new and exclusive content being added regularly to the Angel Guild, marketing optimization and upselling to the Angel App user base. For the nine months ended September 30, 2025, the trailing twelve months average revenue per member is $13.70 per month.

Angel Mobile and TV App Installs

We launched the Angel Mobile App in the fourth quarter of 2021 and the Angel TV App in the first quarter of 2022 (both, individually and collectively, an “Angel App”). Since that time, Angel App installs across all platforms grew to 59,877,979 installs as of December 31, 2024.  As of September 30, 2025, the Angel app has a total of 100,245,157 installs. We attribute the Angel App growth to many factors including, but not limited to, new and exclusive content being added regularly to the Angel App and marketing optimization.

Critical Accounting Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below. Estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Long-lived Assets

Intangible assets with finite lives and property, plant and equipment are amortized or depreciated over their estimated useful life on a straight-line basis. We monitor conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization or depreciation period. We test these assets for potential impairment whenever our management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment regarding estimates of the future cash flows associated with each asset.

Income Taxes

We account for income taxes under the liability method, whereby deferred tax asset or liability account balances are determined based on the difference between the financial statement and the tax bases of assets and liabilities using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets when we expect the amount of tax benefit to be realized is less than the carrying value of the deferred tax asset.

Accounting for income taxes involves uncertainty and judgment on how to interpret and apply tax laws and regulations within our annual tax filings. Such uncertainties from time to time may result in a tax position that may be challenged and overturned by a tax authority in the future which could result in additional tax liability, interest charges and possibly penalties.

Stock-Based Compensation

We account for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees based on estimated grant date fair values. The determination of fair value involves a number of significant estimates. We use the Black-Scholes option pricing model or the Monte Carlo pricing model to estimate the value of employee stock options which require a number of assumptions to determine the model inputs. These include the expected volatility of our stock and employee exercise behavior, which are based on historical data as well as expectations of future developments over the term of the option. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Management’s estimate of forfeitures is based on historical experience but actual forfeitures could differ materially as a result of voluntary employee actions and involuntary actions which would result in significant change in our stock-based compensation expense amounts in the future. The fair value of the Common Stock underlying the employee stock options is estimated using third party valuations, including market, income, and cost valuation approaches.

Other Estimates

See “Note 1” to the accompanying condensed consolidated financial statements included herein for further discussion.

Off-Balance Sheet Arrangements

As of September 30, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of our business, including changes in interest rates. Historically, fluctuations in interest rates have not had a significant impact on our operating results. As of September 30, 2025, we had no outstanding variable rate indebtedness, and we have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. In addition, any sales we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market.

These risks will vary depending upon the currency or currencies involved. Our exposure to interest rate risk and foreign currency exchange rate changes is increasing but we do not believe it to be material under current accounting guidance.

We also hold digital assets, and as such, we are exposed to the following risks:

Market Price Risk of Digital Assets

We hold digital assets that are exposed to the impact of market price changes. Declines in the fair market value of these assets will impact the cash value that would be realized if we were to sell our digital assets for cash, therefore having a negative impact on our liquidity. With the adoption of ASU 2023-08 on January 1, 2025, which requires digital assets to be measured at fair value with changes recognized in net income, our exposure to this volatility could be material to our financial condition and results of operations.

Custodian Risk

Our digital assets are held with a third-party custodian, BitGo, which we selected based on various factors, including their financial strength and industry reputation. Custodian risk refers to the potential loss, theft, or misappropriation of our digital assets due to operational failures, cybersecurity breaches, or financial difficulties experienced by these third parties. Although we periodically monitor the financial health, insurance coverage, and security measures of our custodian, reliance on such third parties inherently exposes us to risks that we cannot fully mitigate.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We currently are, and from time to time might again become, involved in litigation. Litigation has the potential to cause us to incur unexpected losses, some of which might not be covered by insurance but can materially affect our financial condition and our ability to continue business operations.

Disney Litigation and the Preliminary Injunction

On December 12, 2016, the United States District Court for the Central District of California (the “California Court”) in the matter of Disney Enterprises, Inc.; Lucasfilm Ltd., LLC; Twentieth Century Fox Film Corporation and Warner Bros. Entertainment, Inc., or Plaintiffs, v. VidAngel (the “Disney Litigation”), granted the Plaintiffs’ motion for preliminary injunction against us. On October 5, 2017, the California Court allowed the Plaintiffs to amend the original complaint to add three of their subsidiaries, MVL Film Finance LLC, New Line Productions, Inc. and Turner Entertainment Co., as additional Plaintiffs (collectively the “Plaintiffs”), and identify additional motion pictures as having allegedly been infringed. The Plaintiffs claimed that we unlawfully decrypted and infringed 819 titles in total.

On March 6, 2019, the California Court granted the Plaintiffs’ motion for partial summary judgment as to liability. The order found that we were liable for infringing the copyrights and violating the Digital Millennium Copyright Act (“DMCA”),  with respect to certain motion pictures of the Plaintiffs’. Damages related to the respective copyright infringements and DMCA violations were decided by a jury trial in June 2019. The jury found that we willfully infringed the Plaintiffs’ copyrights and awarded statutory damages of $75.0 thousand for each of the 819 infringed titles, or $61.4 million. The jury also awarded statutory damages of $1.3 thousand for DMCA violations for each of the 819 infringed titles, or $1.0 million. The total award for both counts is $62.4 million. On September 23, 2019, a judgment consistent with the jury’s verdict was entered against us by the California Court. The Plaintiffs also sought an award of costs and attorneys’ fees.

On August 26, 2020, we entered into a Settlement Agreement (the “Disney Settlement Agreement”) with the Plaintiffs as part of our Reorganization Plan (as defined below), effectively ending the litigation. See “—Chapter 11 Bankruptcy” below, for more information on the Disney Settlement Agreement and Reorganization Plan.

The Permanent Injunction

On September 5, 2019, the California Court issued a permanent injunction against us. The permanent injunction enjoins us, our officers, agents, servants, employees and attorneys from: (1) circumventing technological measures protecting Plaintiffs’ Copyrighted Works (as defined in the Disney Settlement Agreement) on DVDs, Blu-rays or any other medium; (2) copying Plaintiffs’ Copyrighted Works, including, but not limited to, copying the works onto computers or servers; (3) streaming, transmitting or otherwise publicly performing any of Plaintiffs’ Copyrighted Works over the internet, via web applications, via portable devices, via streaming devices or by means of any other device or process; and (4) engaging in any other activity that violates, directly or indirectly, Plaintiffs’ anti-circumvention right, 17 U.S.C. § 1201(a), or that infringes by any means, directly or indirectly, any Plaintiffs’ exclusive rights in any Copyrighted Work under Section 106 of the Copyright Act, 17 U.S.C. §106.

We were required to cease and have ceased filtering and streaming all movies and TV programs owned by the Plaintiffs.

The foregoing description of the permanent injunction is a summary and is qualified in its entirety by the California Court’s orders.

Chapter 11 Bankruptcy

On October 18, 2017, we filed a voluntary petition for relief under chapter 11, title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”), case number 17-29073 (the “Bankruptcy Case”). On September 4, 2020, the Bankruptcy Court confirmed our Joint Plan of Reorganization (the “Reorganization Plan”), which became effective on September 30, 2020 (the “Reorganization Plan Effective Date”). On November 17, 2020, the Bankruptcy Court issued a final decree closing the Bankruptcy Case.

The following is a summary of certain provisions of the Reorganization Plan and related Disney Settlement Agreement, in relation to the unauthorized use of Copyrighted Works.

Reorganization Plan

The Reorganization Plan, as confirmed, contemplated that:

●	We will continue as a “going concern,” thereby ensuring the greatest return to creditors and shareholders by allowing us to reorganize through continuation of its business operations and satisfaction and discharge of its debts over time.
●	Holders of all allowed claims (other than administrative expense claims and priority tax claims) will be paid in full, from funds available and required to be distributed thereto, and the holders of Angel Studios shall retain their interests in Angel Studios.
●	Neal Harmon and Jeffrey Harmon will remain in management positions with us and agreed to refrain from engaging in competitive activities in the business of self-selected viewing for a one-year period. Pursuant to the Disney Settlement Agreement and under the related Security Agreement (as defined in the Disney Settlement Agreement), Neal Harmon and Jeffrey Harmon pledged all their equity in Angel Studios as collateral. If we are found to have four instances of unauthorized use of copyrighted materials in a consecutive five-year period, any Studio (as defined below) may immediately commence an enforcement action against Angel Studios in the Central District of California, and both Neal Harmon and Jeffrey Harmon could lose all of their interests in Angel Studios.
●	We agree not to directly or indirectly, or facilitate any third party, to descramble, decrypt or otherwise bypass a Copyrighted Work of Disney Enterprises, Inc., Lucasfilm Ltd. LLC, Twentieth Century Film Corporation, Warner Bros. Entertainment Inc., MVL Film Finance, LLC, New Line Productions, Inc. and Turner Entertainment Co. (each individually a “Studio” and collectively, the “Studios”) or their respective affiliates, not to reproduce such a Copyrighted Work, not to stream, transmit, or publicly perform such a Copyrighted Work, and not to distribute such a Copyrighted Work.
●	We agree not to sue the Studios, and not to use resources to lobby to amend the Family Movie Act (17 U.S.C. § 110(11)) for a period of fourteen years following the Reorganization Plan Effective Date. We will voluntarily dismiss its appeal of the judgment and the injunction obtained by the Studios.
●	Subject to our compliance with terms and conditions of the Reorganization Plan and related Disney Settlement Agreement, we will pay the Studios $9.9 million over fourteen years, or $7.8 million if paid within five years, (the “Settlement Amount”) without interest, provided, however, that the unpaid balance of that certain promissory note made by the Company to the Studios in the amount of $62.5 million (the “Note”) minus any paid amounts will remain outstanding for fourteen years from the Reorganization Plan Effective Date. If, upon the expiration of fourteen years after the Reorganization Plan Effective Date, the Settlement Amount is timely paid and there is no breach or violation of the Disney Settlement Agreement that remains uncured after written notice is received and there have not been four instances of unpermitted conduct in violation of the Disney Settlement Agreement, subject to a Notice of Default (as defined in the Disney Settlement Agreement), in a consecutive five year period, then the Note shall be cancelled, and the original Note marked “Paid and Cancelled” shall be returned to us. The Company elected to pay the entire settlement amount within the five year period and as such, as of September 30 2025, the required settlement amount of $7.8 has been fully repaid.
●	The equity holders of Angel Studios shall retain their equity interests in Angel Studios, provided however, that distributions to such equity holders shall not be made unless and until all payment obligations under the Reorganization Plan are made in full.

The foregoing summary of certain provisions of the Reorganization Plan and related Disney Settlement Agreement are not complete and are subject to and qualified in their entirety by reference to the Reorganization Plan and Disney Settlement Agreement, copies of which can be found in our Current Report on Form 1-U filed on September 15, 2020, under “Item 2.1, Exhibits,” and the terms of which are incorporated by reference herein.

ClearPlay Litigation

In 2014, we responded to a contention by ClearPlay that we (at such time, VidAngel) infringed on certain ClearPlay patents by suing ClearPlay in the United States District Court for the Central District of California (the case was later transferred to Utah). In doing so, we requested judicial determinations that our technology and service did not infringe eight patents owned by ClearPlay and that the patents were invalid. In turn, ClearPlay counterclaimed against us, alleging patent infringement. On February 17, 2015, the case was stayed pending inter partes review by the United States Patent and Trademark Office (the “USPTO”), of several of ClearPlay’s patents. We were not party to or involved in the USPTO’s review of those patents. Owing to those proceedings, on May 29, 2015, the Utah trial court closed the case without prejudice to the parties’ rights to reassert any or all claims later. In July and August 2015, many of ClearPlay’s patent claims, including many of the claims asserted against us, were invalidated by the USPTO. Certain of ClearPlay’s other patent claims were upheld and others were never challenged in the USPTO. Following the USPTO’s rulings, ClearPlay appealed certain of the USPTO’s invalidity decisions to the United States Court of Appeals for the Federal Circuit. The findings of invalidity were all affirmed by the Federal Circuit on August 16, 2016. On October 31, 2016, the Magistrate Judge, Brooke C. Wells, conducted telephonic status conferences in this and a related case brought by ClearPlay against DISH Network and ordered that both cases be re-opened. Subsequently, Magistrate Judge Wells granted ClearPlay’s motion to stay the litigation at least until a decision is rendered on the preliminary injunction by the Ninth Circuit. On October 12, 2017, the magistrate judge ordered the case stayed again, this time until a final decision is rendered in the Disney Litigation. On February 14, 2018, ClearPlay filed a claim in our chapter 11 proceeding seeking an unliquidated sum. On April 14, 2020, the trustee appointed in our Bankruptcy Case filed an objection to the claim in the Bankruptcy Court seeking an order to disallow the claim in its entirety. On October 21, 2020, the Bankruptcy Court issued an order converting the trustee’s objection to ClearPlay’s claim in the Bankruptcy Case to an adversary proceeding.

On April 20, 2021, the Bankruptcy Court lifted the stay as the final decision in the Disney Litigation had been determined and we were no longer in bankruptcy. VidAngel Entertainment assumed responsibility for defense of the ClearPlay litigation, and any settlement discussions thereto, as part of the asset purchase agreement, dated March 1, 2021, by and between us, Skip TV Holdings, LLC and VidAngel Entertainment, LLC (the “VidAngel Asset Purchase Agreement”). On November 4, 2021, we informed the court that we sold VidAngel and VidAngel Entertainment is the successor. On January 14, 2022, ClearPlay filed a response stating we and VidAngel Entertainment are liable for past infringement as they are the successor to VidAngel.

On December 20, 2021, we served non-infringement and invalidity contentions concerning the patents asserted in this case. On January 7, 2022, ClearPlay filed a motion seeking to add additional causes of action under the DMCA and Utah state law for alleged tortious interference, which we opposed on February 4, 2022. On June 23, 2022, the Court granted leave for ClearPlay to amend its complaint to add these claims but deferred to a later stage of the proceedings any ruling on the futility of the claims. On December 8, 2023, the Court held a Markman hearing to construe the scope and meaning of certain disputed claim terms in the asserted patents. At the conclusion of the hearing, the Court took the matter under submission.

On August 30, 2024, we entered into a settlement agreement with ClearPlay pursuant to which, among other things, ClearPlay will receive a royalty of $1.8 million, which is to be paid in thirty-six monthly installments of $50.0 thousand per month. Pursuant to the VidAngel Asset Purchase Agreement, these payments will be made by VidAngel Entertainment, LLC and as such no liability was recorded by us. The litigation was subsequently dismissed with prejudice.

The Chosen Arbitration

Historically, our business generated a significant portion of our total revenue from distribution activities related to the Chosen Agreement. The Chosen Agreement outlines the contractual arrangement between the parties pursuant to which we were granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the series “The Chosen,” and any future audiovisual productions derivative thereof. Revenue from distribution activities related to the Chosen Agreement does not currently account for any percentage of our revenue.

On April 4, 2023, The Chosen initiated a private binding arbitration against us alleging certain material breaches of contract under the Chosen Agreement and seeking to terminate the Chosen Agreement pursuant to which we were granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the TV series “The Chosen” and any future audiovisual productions derivatives thereof. On September 25, 2024, the arbitrator proceeding issued the Award granting The Chosen’s breach of contract claims and terminating the Chosen Agreement effective as of May 28, 2024. The Award granted The Chosen monetary damages in the amount of $30.0 thousand, plus costs and an allocable portion of its attorney fees, which have been accrued as of September 30, 2025. The Award denied in full The Chosen’s claims for the remedies of disgorgement of profits and corrective advertising.

On October 25, 2024, we filed an appeal of the Award with an appellate panel of arbitrators (the “Panel”), as permitted under the arbitration provision of the Chosen Agreement. On June 13, 2025, the Panel upheld the Award and we intend to comply with its terms, including with respect to the termination of the Chosen Agreement effective as of May 28, 2024.

On July 11, 2025, we entered into a settlement and release agreement with The Chosen for dismissal and mutual release of all pending matters. We settled all pending claims and liabilities as part of the Award in July 2025.

Slingshot Litigation

On March 11, 2025 we were served with a Complaint dated March 5, 2025 (the “Complaint”), which was filed by Slingshot USA, LLC (“Slingshot”) against us in Utah State Court in the Fourth Judicial District. The Complaint alleges that we breached a 2021 Content Distribution Agreement (“CDA”) with Slingshot, engaged in deceptive business practices and misled investors through non-compliant fundraising activities. On April 11, 2025, we filed a motion to strike, asking the court to dismiss several causes of action alleged by Slingshot. On April 25, 2025, Slingshot filed an amended complaint dropping the stricken causes of action.

As discussed in Note 8, Subsequent Events, we entered into a Term Sheet with 2521 that sets forth the principal terms and conditions governing the joint venture between the JV Partners, through Giant Slayer Media. The Term Sheet, pursuant to its terms, became binding on October 7, 2025, upon the execution of that certain Asset Purchase Agreement by and between Slingshot and Giant Slayer Media, also dated as of October 7, 2025.

In addition to the consummation of the transactions contemplated in the Term Sheet, the Asset Purchase Agreement also provided for, upon the closing of the transactions contemplated therein, the revocation by Slingshot of its deemed termination of the distribution agreement between us and Slingshot and the dismissal of the current lawsuit, brought by Slingshot against Angel Studios Licensing, LLC, our affiliate, pursuant to a Confidential Dismissal Agreement and Mutual Release (the “Dismissal Agreement”) effective as of October 7, 2025, by and between Angel Studios Licensing, LLC and Slingshot. The Dismissal Agreement resolved in full the action titled Slingshot USA, LLC v. Angel Studios Licensing, LLC, Case No. 250401064, in the Fourth Judicial District Court, Utah County, State of Utah Lawsuit, and any and all claims arising from or relating to the parties’ prior content distribution agreements concerning DAVID and Young David. Slingshot dismissed the Lawsuit with prejudice on October 8, 2025.

Item 1A. Risk Factors

General Risks Relating to Our Business

An investment in us is a speculative investment, and therefore, no assurance can be given that our investors or stockholders will realize their investment objectives.

No assurance can be given that investors or stockholders will realize a return on their investments in us or that they will not lose their entire investment. There is a risk that we will not be able to successfully implement our business plan which could have an adverse effect on our ability to generate revenue and in turn, provide a return to investors. Further, we filed for bankruptcy in 2017 and as of September 30, 2020, the Reorganization Plan was confirmed and effective. We obtained a chapter 11 bankruptcy discharge and the terms of the Reorganization Plan require us to pay $9.9 million over fourteen years in fifty-six equal quarterly payments of $177.0 thousand (with an option to reduce the payment to $7.8 million by paying the loan off in three to five years) with the first payment becoming due October 15, 2020. This also includes all payment obligations under the promissory note payable to the Studios pursuant to the Disney Settlement Agreement, which promissory note has a term of fourteen years. The Company elected to pay the entire settlement amount within the five year period and as such, as of September 30 2025, the required settlement amount of $7.8 has been fully repaid.  If, upon the expiration of fourteen years after the Reorganization Plan Effective Date and there is no breach or violation of the Disney Settlement Agreement that remains uncured after written notice is received and there have not been four instances of unpermitted conduct in violation of the Disney Settlement Agreement, subject to a Notice of Default (as defined in the Disney Settlement Agreement), in a consecutive five year period, then the Note shall be cancelled, and the original Note marked “Paid and Cancelled” shall be returned to us. For more information regarding the Reorganization Plan and Disney Settlement Agreement, see“— Item 1. “Legal Proceedings—Disney Litigation.”

We may be found in violation of the Disney Settlement Agreement in relation to the unauthorized use of Copyrighted Works by a Studio or its affiliates. If a Studio prevails in an Enforcement Action against us, our business would be adversely impacted and this would significantly impair our ability to continue as a going concern.

In accordance with the Disney Settlement Agreement and the No Use Covenant described thereunder, we must certify that no Copyrighted Works of the Studios or their affiliates are stored on our computers or servers in compliance with the list(s) provided by the Studios of their Copyrighted Works. Thereafter, any unauthorized use (as described in the Disney Settlement Agreement) by us of a Copyrighted Work owned or controlled by a Studio or its affiliate without the express written authorization of a Studio or its affiliate is a “Strike,” regarded as unpermitted conduct in violation of the Disney Settlement Agreement, subject to a Notice of Default. If we incur four Strikes within a consecutive five-year period, any Studio may institute an Enforcement Action against us. If a Studio prevails in an Enforcement Action, it shall be entitled to all available remedies, including:  (i) acceleration of the Note, if the Note has not been canceled and (ii) foreclosure on all collateral pledged under the Security Agreement, which comprises all of our assets and all of the equity in Angel Studios owned by Neal Harmon and Jeffrey Harmon and would significantly adversely affect our financial condition and our ability to continue our business operations. For more information regarding the Disney Litigation, Reorganization Plan and Disney Settlement Agreement see“— Item 1. “Legal Proceedings—Disney Litigation.”

We are subject to liens on our personal property, including our intellectual property, under the Reorganization Plan, which if enforced, would significantly impair our intellectual property rights and our ability to continue as a going concern.

Pursuant to the Reorganization Plan, performance under the Note as well as the Express Covenants shall be secured by a first priority fully perfected lien, which was placed on all equity in Angel Studios owned by Neal and Jeff Harmon and all of our assets currently owned and controlled by us, our affiliates and subsidiaries, or acquired, created, owned and controlled by us after the Reorganization Plan Effective Date, including intellectual property, such as patents, patent applications, trademarks, tradenames, copyrights and copyright applications. In the event of a violation of the Express Covenants or an uncured default of the payment obligations as described within the Note, the Studios can institute an Enforcement Action in Bankruptcy Court. If the Studios prevail in an Enforcement Action against us, the Compliance Lien (as defined in the Disney Settlement Agreement) will be enforced and foreclosed upon, disposing of any collateral that could be used to satisfy the list of claims in accordance with the priorities set forth in the Reorganization Plan. The disposition of equity owned by Neal and Jeff Harmon could lead to a change in control of Angel Studios and investors would have limited rights to determine new management or the direction of Angel Studios. The Compliance Lien will remain in effect for fourteen years from the Reorganization Plan Effective Date. For more information regarding the Reorganization Plan and Disney Settlement Agreement, see“— Item 1. “Legal Proceedings—Disney Litigation.”

Any liens on our intellectual property enforced under the Reorganization Plan would have a material adverse effect on our ability to continue our business operations.

We are employing a business model with a limited track record, which may make our business difficult to evaluate.

We began as an audiovisual content filtering company. In 2021, as a result of the Reorganization Plan, we fully divested ourselves of the assets related to the content filtering business. Today, we operate by offering and producing our own original content, distributing original content, releasing licensed films or shows, consulting with content filmmakers, maintaining engagement with our existing users, conducting research and development to create new intellectual property and devising new methods to monetize existing intellectual property. Few if any peer companies exist, and none have yet established long-term track records that might assist you in predicting whether our business model can be implemented and sustained over an extended period of time. It may be difficult for you to evaluate our potential future performance without the benefit of established long-term track records from companies implementing a similar business model. Our ability to succeed and generate operating profits and positive operating cash flow will depend on our ability, among other things, to continue to:

●	Develop and execute our business model;
●	Attract and maintain an adequate customer base;
●	Raise additional capital, if necessary, in the future;
●	Protect ourselves against pending and potential lawsuits threatening our ability to provide our services; and
●	Attract and retain qualified personnel.

We cannot be certain that our business strategy will be successful because this strategy is still relatively new and even if successful, we may face difficulty in managing our growth. We may encounter unanticipated problems as we continue to refine our business model, which may adversely affect our results of operations and financial condition.

We have a history of net losses and cannot guarantee that we will be able to become profitable or maintain profitability.

We recorded net loss attributable to controlling interests of $89.8 million in fiscal 2024, net income of $9.2 million in fiscal 2023, a net loss of $13.7 million in fiscal 2022, net income of $17.1 million in fiscal 2021, net income of $15.6 thousand in fiscal 2020 and a net loss of $1.6 million in fiscal 2019. Prior to 2020, we recorded a net loss in all prior reporting periods. If our ability to generate positive net income remains inconsistent in the future, the value of our Common Stock would likely be materially and adversely affected.

If our efforts to attract and retain customers are not successful, our business will be adversely affected.

Our ability to continue to attract customers will depend, in part, on our ability to consistently provide our customers with compelling content choices and a quality experience for selecting and viewing our original content. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain customers. If consumers do not perceive our service as valuable, including if we introduce new or adjust existing features, adjust pricing or service offerings, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain customers. In addition, many of our customers try our service resulting from word-of-mouth advertising from existing customers. If our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers, and, as a result, our ability to maintain and/or grow our business will be adversely affected. Customers may cease to use our service for many reasons, including the need to cut household expenses, unsatisfactory availability of content, competitive services providing a better value or experience and customer service issues not being satisfactorily resolved. We must continually add new customers both to replace departed customers and to grow our business beyond our current customer base. If we are unable to compete successfully with current and new competitors in retaining existing customers and attracting new customers, our business will be adversely affected. Further, if excessive numbers of customers cease using our service, we may be required to incur significantly higher marketing costs than we currently anticipate, to replace these customers with new customers.

The popularity of SVOD releases are difficult to predict and can change rapidly, leading to significant fluctuations in our revenues. A low public acceptance rate of our content may adversely affect our results of operations.

The production and distribution of feature films, SVOD and other content are inherently risky businesses, largely because the revenues derived from the sale or licensing of such content depend primarily on widespread public acceptance, which is difficult to predict. In addition, we must invest substantial amounts in the marketing of feature films and SVOD before we learn whether these feature films and streaming programs and products will reach anticipated levels of popularity and financial return with viewers.

The popularity of our content depends on many factors, only some of which are within our control. Examples include the quality and public acceptance of competing content available or released at or near the same time, the availability of alternative forms of leisure and entertainment activities and our ability to maintain or develop strong brand awareness and target key audience demographics. If we are not able to create and distribute content that is popular with consumers and affiliates, our revenues may decline or fail to grow to the extent we anticipate when making investment decisions.

The underperformance of a feature film, particularly an “event” film (which typically has high production and marketing costs), can have an adverse impact on our results of operations in both the year of release and in the future.

The video industry is subject to rapid technological change. We must continue to enhance and improve our technology.

Our current software and related web-based technology is developed and in use. We must continue to enhance and improve the performance, functionality and reliability of the systems upon which our business model is built. The development of any software is characterized by rapid technological change, rapid introduction or changes in user requirements and preferences, short development cycles, frequent introduction of new products and services, new technologies and the emergence of new industry standards and practices that could render our existing technology obsolete. Our success will depend, in part, on our ability to continue to develop new technologies that enhance our existing technology, to address the varied needs of existing and new customers while also responding to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of our technology involves significant technical and business risks. We may fail to use new technologies effectively or to adapt our proprietary technology and systems to customer requirements or emerging industry standards. If we are unable to adapt to changing market conditions, strategic partner and customer requirements or emerging industry standards, that will have a material adverse effect on our ability to succeed.

Changes in competitive offerings for entertainment video, including the potential rapid adoption of piracy-based video offerings, could adversely impact our business.

The market for entertainment video is intensely competitive and subject to rapid change. Through new and existing distribution channels, consumers have increasing options to access entertainment video. The various economic models underlying these channels include subscription, transactional, ad-supported and piracy-based services. All have the potential to capture meaningful segments of the entertainment video market in the future. Piracy, in particular, threatens to damage our business, as its fundamental proposition to consumers is so compelling and difficult to compete against:  virtually all content for free. Furthermore, in light of the compelling consumer proposition, piracy services are subject to rapid global growth. Traditional providers of entertainment video, including broadcasters and cable network operators, as well as internet based e-commerce entertainment video providers, are increasing their internet-based video offerings. Several of these competitors have long operating histories, large customer bases, strong brand recognition and significant financial, marketing and other resources. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. New competitors may enter the market or existing providers may adjust their services with unique offerings or approaches to providing entertainment video. Companies also may enter into business combinations or alliances that strengthen their competitive positions. If we are unable to successfully, or profitably, compete with current and new competitors, our business will be adversely affected, and we may not be able to increase or maintain market share, revenues, or profitability.

If we are not able to manage change and growth, our business could be adversely affected.

We are expanding our operations and scaling our service to effectively, and reliably, handle anticipated growth in both customers and features related to our service. We are building out crowd-sourcing expertise to help us select content to fund, create and distribute. If we are not able to manage the growing complexity of our business, including improving, refining, or revising our systems and operational practices related to our video operations, our business may be adversely affected.

If we fail to maintain or, in new markets establish, a positive reputation with customers concerning our service, including the content we offer and the way in which we allow the customer to help us choose the content that is ultimately added to the service, we may not be able to attract or retain customers, and our operating results may be adversely affected.

We believe that a positive reputation is important to attract and retain customers who have a number of choices for obtaining entertainment video. To the extent our content is perceived as low quality, or we fail to sufficiently differentiate our content offerings from our competitors, our ability to establish and maintain a positive reputation may be adversely impacted. Furthermore, to the extent our marketing, customer service and public relations efforts are not effective or create a negative consumer reaction, our ability to establish and maintain a positive reputation may be adversely impacted. As we expand into new markets, we need to establish our reputation with new customers. To the extent we are unsuccessful in creating positive impressions, our business in new markets may be adversely impacted.

Changes in how we market our service could adversely affect our marketing expenses and our customer base may be adversely affected.

We utilize a broad mix of marketing and public-relations programs, including social media sites such as Facebook, YouTube, X and Tik Tok, to promote our service to potential customers. We may limit or discontinue the use or support of certain marketing sources or activities if advertising rates increase or if we become concerned that customers or potential customers deem certain marketing practices intrusive or damaging to our brand. If the available marketing channels are curtailed, our ability to attract new customers may be adversely affected.

If companies that promote our service determine that we negatively impact their businesses, decide to compete more directly with our business, enter a similar business, or choose to exclusively support our competitors, we may no longer have access to certain marketing channels. If we are unable to maintain or replace our sources of customers with similarly effective sources, or if the cost of our existing sources increases, our customer base and marketing expenses may be adversely affected.

We face risks, such as unforeseen costs and potential liability, in connection with content we acquire and/or distribute through our service.

As a distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of the materials that we acquire and/or distribute.

In 2016, in connection with the Disney Litigation, the United States District Court for the Central District of California (the “California Court”) granted a preliminary injunction requiring us to cease certain business operations related to the filtering and streaming of copyrighted motion pictures for which we had not properly obtained a license. The preliminary injunction was issued pursuant to claims by the plaintiffs that we were unlawfully decrypting and streaming their Copyrighted Works, and violating the Digital Millennium Copyright Act (the “DMCA”). The preliminary injunction ultimately led to us filing a voluntary petition for relief under chapter 11 of the Bankruptcy Code, in 2017. In 2019, the California Court found us liable for copyright infringement, and violating the DMCA, with respect to certain motion pictures. Damages related to the respective copyright infringements, and DMCA violations, totaled $62.0 million. In 2020, we entered into the Disney Settlement Agreement as part of our Reorganization Plan and the Bankruptcy Court issued a final decree closing the Bankruptcy Case. For more information regarding the Disney Litigation, see“— Item 1. “Legal Proceedings—Disney Litigation.”

The issuance of the preliminary injunction required us to cease all business operations related to our content filtering service as it was constituted at the time the preliminary injunction was issued. As this was our primary line of business, this led to a complete loss of revenue for us. Using the resources available to us, we immediately began working on a new content filtering system that could be operated with the preliminary injunction in place. We also pivoted the business, creating our own original content and licensing content from other creators. It took nearly four years to resolve the litigation, resulted in us filing for and reorganizing under chapter 11 bankruptcy, and resulted in more than $5.0 million in legal fees.

We also may face potential liability for content used in promoting our service, including marketing materials and features on our website (www.angel.com) such as customer reviews. To the extent we do not accurately anticipate costs or mitigate risks, including for content that we obtain but ultimately do not make available on our service, or if we become liable for content we acquire and/or distribute, our business may suffer. Litigation to defend such claims could be costly and the expenses and damages arising from any liability or unforeseen production risks could harm our operating results. We may not be indemnified or insured against such claims or costs of these types.

Theatrical distribution typically involves significant risk and high upfront marketing costs, which can cause our financial results to vary from time to time.

We incur significant marketing and advertising costs before and throughout a theatrical release in an effort to drive public awareness of the film and increase ticket sales. For instance, marketing costs are generally incurred before and throughout the theatrical release of a film and are expensed as incurred. Therefore, we typically incur losses with respect to a particular film prior to and during the film’s theatrical exhibition, and profitability for the film may not be realized until after its theatrical release window. Further, we may revise the release date of a film as the production schedule changes or in such a manner as we believe is likely to maximize revenues or for other business reasons. Additionally, there can be no assurance that any of the films scheduled for release will be completed and/or in accordance with the anticipated schedule or budget, or that the film will ever be released.

We rely upon a number of partners to make our service available on their devices.

We currently offer customers the ability to receive content through a host of internet-connected screens, including TVs, digital video players, TV set-top boxes and mobile devices. We work with various tech companies and distributors, including Roku, Google, Apple and Samsung, to make our service available through the TV set-top boxes of such service providers, pursuant to their standard terms. We intend to continue to broaden our capability to transmit TV shows and movies to other platforms and partners over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing, regulatory or other impediments to delivering our content to our customers via those devices, our ability to grow our business could be adversely impacted. Furthermore, the devices are manufactured and sold by entities other than us and while these entities should be responsible for the devices’ performance, the connection between us and those devices may nonetheless result in customer dissatisfaction toward us and such dissatisfaction could result in claims against us or otherwise adversely impact our business.

Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, including customer and corporate information, or theft of intellectual property, including digital content assets, which could adversely impact our business.

Our reputation and ability to attract, retain and serve our customers is dependent upon the reliable performance and security of our computer systems and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, power loss, telecommunications failures and cybersecurity breaches. Interruptions in these systems, or with the internet in general, could leave our service unavailable or degraded, or otherwise hinder our ability to deliver content to our customers. Service interruptions, errors in our software or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our service to existing and potential customers.

Our computer systems and those of third parties we use in our operations are vulnerable to cybersecurity breaches, including cyber-attacks such as computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions. These systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. Any attempt by hackers to obtain our data (including customer and corporate information) or intellectual property (including digital content assets), disrupt our service or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems. To date, hackers have not had a material impact on our service or systems; however, there can be no assurance that hackers may not be successful in the future. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to implement and may limit the functionality of or otherwise negatively impact our service offering and systems. Any significant disruption to our service or access to our systems could result in a loss of customers and adversely affect our business and results of operation.

We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party Web hosting provider. In addition, we utilize third-party “cloud” computing services in connection with our business operations. We also utilize our own and third-party content delivery networks to help us deliver TV shows and movies in high volume to our customers over the internet. Problems faced by us or our third-party Web hosting, “cloud” computing or other network providers, including technological or business-related disruptions, as well as cybersecurity threats, could adversely impact the experience of our customers.

We rely upon certain third-party cloud computing service providers to operate certain aspects of our service and any disruption of or interference with our use of such services from our providers would impact our operations and our business would be adversely impacted.

Several third-party cloud computing services providers provide us with a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service. We have designed our software and computer systems to utilize data processing, storage capabilities and other services provided by such providers. Currently, we run the vast majority of our computing using such third-party cloud computing services. Given this, along with the fact that we cannot easily switch our operations to another cloud provider, any disruption of or interference with our use of such services from our providers would impact our operations and our business would be adversely impacted.

If the technology we use in operating our business fails, becomes unavailable, or does not operate as expected, our business and operating results could be adversely impacted.

We utilize a combination of proprietary and third-party technology to operate our business. We also use technology to recommend and merchandise content to our consumers as well as to enable fast and efficient delivery of content to our customers and their various consumer electronic devices. For example, we have built and deployed our video on a content delivery network (“CDN”). To the extent Internet Service Providers, do not interconnect with our CDN, or if we experience difficulties in its operation, our ability to efficiently, and effectively, deliver our content to our customers could be adversely impacted and our business and results of operation could be adversely affected. We also utilize third party technology to help market our service, process payments and otherwise manage the daily operations of our business. If our technology or that of third parties we utilize in our operations fails or otherwise operates improperly, our ability to operate our service, retain existing customers and add new customers may be impaired. Also, any harm to our customers’ personal computers or other devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.

If government regulations relating to the internet or other areas of our business change, we may need to alter the manner in which we conduct our business, or incur greater operating expenses.

The adoption or modification of laws or regulations relating to the internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. In addition, the continued growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.

Changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting net neutrality, could decrease the demand for our service and increase our cost of doing business. Within such a regulatory environment, coupled with potentially significant political and economic power of local network operators, we may experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our business.

We rely upon the ability of consumers to access our service through the internet. If network operators block, restrict or otherwise impair access to our service over their networks, our service and business could be negatively affected. To the extent that network operators implement usage-based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our new customer acquisition and retention could be negatively impacted. Furthermore, to the extent network operators create tiers of internet access service and either charge us for or prohibit us from being available through these tiers, our business could be negatively impacted.

Most network operators that provide consumers with access to the internet also provide these consumers with multichannel video programming. As such, many network operators have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. While we believe that consumer demand, regulatory oversight and competition will help check these incentives, to the extent that network operators are able to provide preferential treatment to their data as opposed to ours or otherwise implement discriminatory network management practices, our business could be negatively impacted.

Privacy concerns could limit our ability to collect and leverage our customer data and disclosure of customer data could adversely impact our business and reputation.

In the ordinary course of business, and in particular in connection with merchandising our service to our customers, we collect and utilize data supplied by our customers. We must comply with various international, federal and state laws and regulations related to the handling, use and protection of data, and may become subject to additional legislation in the future. Any actual or perceived failure to comply with data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims and proceedings by governmental entities and private parties, damages for breach of contract and other significant costs, penalties and other liabilities, as well as harm to our reputation and market position.

Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the internet regarding users’ browsing and other habits. Increased regulation of data utilization practices, including self-regulation or findings under existing laws that limit our ability to collect and use data, could have an adverse effect on our business. In addition, if we were to disclose data about our customers in a manner that was objectionable to them, our business reputation could be adversely affected, and we could face potential legal claims that could impact our operating results.

Our reputation and relationships with customers would be harmed if our customer data, particularly billing data, were accessed by unauthorized persons.

We maintain personal data regarding our customers. This data is maintained on our own systems as well as those of third parties we use in our operations. With respect to billing data, such as credit card numbers, we do not store such information on our servers, but rely on third party services that are Payment Card Industry Data Security Standard compliant for storing and accessing billing information. We take measures to protect against unauthorized intrusion into our customers’ data. Despite those measures, we, our payment processing services and other third-party services we use could experience an unauthorized intrusion into our customers’ data. In the event of such a breach, current and potential customers may become unwilling to provide the information to us necessary for them to become customers. Additionally, we could face legal claims for such a breach. The costs relating to any data breach could be material, and we cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities relating to a data breach,  that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims. For these reasons, should an unauthorized intrusion into our customers’ data occur, our business could be adversely affected.

We are subject to payment processing risk.

Our customers pay for our service using a variety of payment methods, including credit and debit cards. We rely on internal systems as well as those of third parties to process payments. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors and/or changes to rules or regulations concerning payment processing, our revenue, operating expenses and operating results could be adversely impacted. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operation, and, if not adequately controlled and managed, could create negative consumer perceptions of our service.

If our trademarks and other proprietary rights are not adequately protected to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of proprietary information, invention assignment, non-competition and arbitration agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. We may also seek to enforce our proprietary rights through court proceedings. We have applied and we expect to apply for trademark registrations and the issuance of patents from time to time. Such applications may not be approved, third parties may challenge any copyrights, patents or trademarks issued to or held by us, third parties may knowingly or unknowingly infringe our intellectual property rights and we may not be able to prevent infringement or misappropriation without substantial expense to us. If the protection of our intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to mimic our service and methods of operations more effectively, the perception of our business and service to customers and potential customers may become confused in the marketplace and our ability to attract customers may be adversely affected.

We currently hold various domain names relating to our brand. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for customers to find our website and our service. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our website, our recommendation and merchandising technology and marketing activities.

Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technology, business processes and the content on our website. From time to time, third parties may allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use, develop non-infringing technology or otherwise alter our business practices on a timely basis in response to claims for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business and competitive position may be adversely affected. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the internet. Defending against intellectual property claims, whether they are with or without merit or are determined in our favor, would result in costly litigation and the diversion of technical and management personnel. It also may result in our inability to use our current website, streaming technology, our recommendation and merchandising technology or inability to market our service and merchandise our products. As a result of such disputes, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our merchandising or marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us, which would adversely affect our business operations.

In 2016, in connection with the Disney Litigation, the California Court granted a preliminary injunction requiring us to cease certain business operations related to the filtering and streaming of copyrighted motion pictures for which we had not properly obtained a license. The preliminary injunction was issued pursuant to claims by the plaintiffs that we were unlawfully decrypting and streaming their Copyrighted Works and violating the DMCA. The preliminary injunction ultimately led to us filing a voluntary petition for relief under chapter 11 of the Bankruptcy Code, in 2017. In 2019, the California Court found us liable for copyright infringement, and violating the DMCA, with respect to certain motion pictures. Damages related to the respective copyright infringements, and DMCA violations, totaled $62.0 million. In 2020, we entered into the Disney Settlement Agreement as part of our Reorganization Plan and the Bankruptcy Court issued a final decree closing the Bankruptcy Case. For more information regarding the Disney Litigation, see“— Item 1. “Legal Proceedings—Disney Litigation.”

We are engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.

From time to time, we may be subject to litigation or claims that could negatively affect our business operations and financial position. It is possible that a portion of our working capital could be required to fund expenses in our defense of this and future legal matters. As we grow, we expect the number of litigation matters against us to increase. To date, these matters have included claims of defamation and copyright infringement, litigation that is typically expensive to defend. Litigation disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management’s time and attention and could negatively affect our business operations and financial position. See“—Item 1. Legal Proceedings” for more information.

We may seek additional capital that may result in stockholder dilution or others having rights senior to those of our stockholders.

From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. The decision to obtain additional capital will depend on many factors, including but not limited to the following:

●	our degree of success in capturing a larger portion of the overall market for entertainment video;
●	the costs of establishing or acquiring development, marketing and distribution capabilities for our filtered content;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;
●	the extent to which we acquire or invest in customer service, exclusive digital distribution of original content or technologies and other strategic relationships; and
●	the costs of financing unanticipated working capital requirements and responding to competitive pressures.

If we raise additional funds through the issuance of equity, equity-linked or debt securities, such securities may have rights, preferences or privileges senior to the rights of our Common Stock and our stockholders may experience dilution.

We are dependent on our senior management to achieve our objectives, and our loss of, or inability to obtain, key personnel or inability to attract and retain highly skilled employees could delay or hinder implementation of our business and growth strategies, which could adversely affect the value of your investment and our ability to pay dividends.

Our success depends on the diligence, experience and skill of our Board and officers. Neal Harmon is a director and our Chief Executive Officer. Jeffrey Harmon is our Chief Content Officer. Jordan Harmon is our President. Elizabeth Ellis is our Chief Operating Officer. Scott Klossner is our Chief Financial Officer and Secretary. We have neither employment agreements with, nor key man insurance for, any of our officers and the loss of any of them, but particularly Messrs. Neal, Jeffrey and Jordan Harmon, could harm our business, financial condition, cash flow and results of operations. Any such event would likely result in a material adverse effect on our business, results of operations and financial condition.

To achieve our objectives, we rely on the hiring of new qualified employees. In our industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may not be successful in recruiting new personnel or in retaining and motivating existing personnel, which may be disruptive to our operations.

Our ability to monetize content that we distribute is heavily reliant on factors outside of our control.

Our ability to monetize content that we distribute is heavily reliant on factors outside of our control, including, but not limited to, the potential loss of key talent, the potential for budget overruns, the quality of the content produced, the timeliness of the production and subsequent release schedule, and the relationship of the creator with the audience. If we are unable to find ways to mitigate the risks associated with these external factors, or factors within our control, it may have a material adverse impact on our business, results of operations and financial condition.

Holders of our Common Stock will have only limited rights regarding our management, and will thus not have the ability to actively influence the day-to-day management of our business and affairs.

Our Board will have sole power and authority over the management of us, subject only to the requirements of the DGCL. Holders of our Common Stock will not have an active role in our day-to-day management. The holders of each class of Common Stock vote together as a single class on each matter to be voted on by our stockholders, including the election of directors. On each such matter, each outstanding share of Class A Common Stock is entitled to one vote and each outstanding share of Class B Common Stock is entitled to ten votes.

We may change our operational policies and business and growth strategies without stockholder consent, which may subject us to different and more significant risks in the future.

Our Board determines our operational policies and our business and growth strategies. Our directors may make changes to, or approve transactions that deviate from, those policies and strategies without a vote of, or notice to, our stockholders or debtholders. This could result in us conducting operational matters or pursuing different business or growth strategies than those contemplated in this Annual Report. Under any of these circumstances, we may expose ourselves to different and more significant risks in the future, which could materially and adversely affect our business and growth.

The ability of a stockholder to recover all or any portion of such stockholder’s investment in the event of a dissolution or termination may be limited.

In the event of a dissolution or termination of us, the proceeds realized from the liquidation of our assets will be distributed among the stockholders, but only after the satisfaction of the claims of our third-party creditors. The ability of a stockholder to recover all or any portion of such stockholder’s investment under such circumstances will, accordingly, depend on the amount of net proceeds realized from such liquidation and the number of claims to be satisfied therefrom. There can be no assurance that we will recognize gains on such liquidation, nor is there any assurance that holders of our Common Stock will receive a distribution in such a case.

Our Board and our executive officers will have limited liability for, and will be indemnified and held harmless from, our losses.

We will indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of us) by reason of the fact that he/she is or was a director, officer, employee or agent of us, or is or was serving at the request of us as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him/her in connection with such action, suit or proceeding if he/she acted in good faith and in a manner he/she reasonably believed to be in or not opposed to the best interests of us, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his/her conduct was unlawful. A successful claim for such indemnification could deplete our assets by the amount paid.

Our business may be subject to regulatory or legislative changes.

We may face government regulation and legal uncertainties in connection with our business. There may be a number of federal, state or local legislative or regulatory proposals under consideration of which we are not aware or which may be considered or adopted in the future. Any new legislation or regulation, or the application or interpretation of existing laws or regulations, may negatively impact our growth, impose additional burdens on us or alter how we do business. This could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse effect on our business, results of operations and financial condition.

Members of our Board and our executive officers may have other business interests and obligations to other entities.

Neither our directors nor our executive officers will be required to manage us as their sole and exclusive function and they may have other business interests and may engage in other activities in addition to those relating to us, provided that such activities do not compete with our business or otherwise breach their agreements with us; provided, that our executive officers and employee directors are all full-time employees of our company and are expected to spend such time fulfilling their duties as is necessary to do so. On the other hand, our non-employee directors are not full-time with our company and must only spend such time managing our company as they deem necessary to fulfill their fiduciary duties to our company. We are dependent on our directors and executive officers to successfully operate our company. Their other business interests and activities could divert time and attention from operating our business.

Provisions in our governing documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Our charter documents may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable because they provide for a right of first refusal on our behalf.

As a Delaware corporation, we are subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15.0% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction.

Financial forecasting may differ materially and adversely from actual results.

Given the dynamic nature of our business, and the inherent limitations in predicting the future, forecasts of our revenues, contribution margins, net income and number of total customers and other financial and operating data may differ materially and adversely from actual results. Such discrepancies could cause a decline in the price of our Common Stock.

Our future indebtedness may limit our ability to declare and pay dividends and may affect our operations, including our ability to repay existing debt obligations.

We may seek debt financing to assist with the financing of our future operations. Our ability to make principal and interest payments with respect to any such debt incurred depends on future performance, which performance is subject to many factors, some of which will be outside of our control. In addition, most of such indebtedness will likely be secured by substantially all of our assets and will contain restrictive covenants that limit our ability to repay our existing debt obligations and to incur additional indebtedness. Payment of principal and interest on such indebtedness, as well as compliance with the requirements and covenants of such indebtedness, could limit our ability to repay existing debt obligations in a timely fashion, if at all. Such leverage may also adversely affect our ability to finance future operations and capital needs, or to pursue other business opportunities and make results of operations more susceptible to adverse business conditions. All of the above could limit our ability to declare and pay dividends.

The requirements of being a reporting company may strain our resources, divert management’s attention and affect our ability to attract and retain additional executive management and qualified members of our Board.

As a reporting company, we are subject to the reporting requirements of Section 13 of the Exchange Act, the proxy rules under Section 14 of the Exchange Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations. The costs of compliance with these rules and regulations and the time spent by our management on such compliance will result in a significant increase in our ongoing legal and financial compliance costs, professional fees (legal and accounting) and costs associated with internal staff, which we expect will greatly exceed those previously spent on securities compliance and may have a material adverse impact on our financial condition and results of operations. Therefore, the costs for these functions in previous years are not indicative of future costs.

Changing laws, regulations and standards relating to corporate governance and public disclosure create uncertainty for public companies, increase legal and financial compliance costs and increase time expenditures for internal personnel. These laws, regulations and standards are subject to interpretation, in many cases due to their lack of specificity, and their application in practice may evolve over time as regulators and governing bodies provide new guidance. These changes may result in continued uncertainty regarding compliance matters and may necessitate higher costs due to ongoing revisions to filings, disclosures and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate regulatory or legal proceedings against us and our business may be adversely affected.

As a reporting company under these rules and regulations, we expect that it may also be more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified directors and officers.

We do not intend to pay dividends for the foreseeable future.

We intend to retain all of our earnings for the future operation and expansion of our business and do not anticipate making any cash distributions at any time in the foreseeable future.

Risks Relating to Our Bitcoin Treasury Strategy and Holdings

Our bitcoin treasury strategy exposes us to various risks, including risks associated with bitcoin

Our bitcoin treasury strategy exposes us to various risks, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $77,000 per bitcoin and above $126,000 per bitcoin on Coinbase during 2025. The trading price of bitcoin was significantly lower during prior periods, and such decline may occur again in the future.

Bitcoin does not pay interest or dividends. Bitcoin does not pay interest or other returns and we can only generate cash from our bitcoin holdings if we sell our bitcoin or implement strategies to create income streams or otherwise generate cash by using our bitcoin holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our bitcoin holdings, and any such strategies may subject us to additional risks.

Our bitcoin holdings significantly impact our financial results and the market price of our Common Stock. Our bitcoin holdings have significantly affected our financial results and if we continue to increase our overall holdings of bitcoin in the future, they will have an even greater impact on our financial results and the market price of our Common Stock. See “Risks Relating to Our Bitcoin Treasury Strategy and Holdings—Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.”

Our bitcoin treasury strategy has not been tested over an extended period of time or under different market conditions. We are continually examining the risks and rewards of our strategy to acquire and hold bitcoin. This strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe bitcoin, due to its limited supply, has the potential to serve as a hedge against inflation in the long term, the short-term price of bitcoin declined in recent periods during which the inflation rate increased. If bitcoin prices were to decline or our bitcoin treasury strategy otherwise proves unsuccessful, our financial condition, results of operations and the market price of our Common Stock would be materially adversely impacted.

We are subject to counterparty risks, including in particular risks relating to our custodians. In an effort to mitigate our counterparty risks, we currently store all of the bitcoin we own in custody accounts at U.S.-based, institutional-grade custodians. Applicable insolvency law with respect to the holding of digital assets in custodial accounts is not fully developed, and if our custodially-held bitcoin were considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such bitcoin, or delaying or hindering our access to our bitcoin holdings, and this may ultimately result in the loss of the value related to some or all of such bitcoin, which could have a material adverse effect on our financial condition as well as the market price of our Common Stock.

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price and use of bitcoin. A series of high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry in recent years have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our bitcoin, nor have such events adversely impacted our access to our bitcoin, they have, in the short-term, likely negatively impacted the adoption rate and use of bitcoin. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price and use of bitcoin, limit the availability to us of financing collateralized by bitcoin, or create or expose additional counterparty risks.

Changes in the trading price of bitcoin could have significant accounting impacts, including increasing the volatility of our results. The Company has adopted ASU No. 2023-08, which requires us to measure our bitcoin holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our bitcoin in net income each reporting period. ASU No. 2023-08 also requires us to provide certain interim and annual disclosures with respect to our bitcoin holdings. Volatility in the price of bitcoin could have a material impact on the carrying value of our digital assets on our balance sheet, increase the volatility of our financial results, and it could also have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our Common Stock.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

Changes in our ownership of bitcoin could have accounting, regulatory and other impacts. While we currently own bitcoin directly, we may investigate other potential approaches to owning bitcoin, including indirect ownership (for example, through ownership interests in a fund that owns bitcoin). If we were to own all or a portion of our bitcoin in a different manner, the accounting treatment for our bitcoin, our ability to use our bitcoin as collateral for additional borrowings, and the regulatory requirements to which we are subject, may correspondingly change. For example, the volatile nature of bitcoin may force us to liquidate our holdings to repay the obligations for which our bitcoin was used as collateral, which could be negatively affected by any disruptions in the crypto market, and if our bitcoin is not liquidated in an orderly manner, the value of the proceeds received may not accurately reflect the market value of bitcoin, all of which could negatively affect our business and implementation of our bitcoin treasury strategy.

Our bitcoin holdings are and will be less liquid than cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

We intend to adopt bitcoin as our primary treasury reserve asset. Historically, the bitcoin market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our bitcoin at favorable prices or at all. For example, a number of bitcoin trading venues temporarily halted deposits and withdrawals in 2022. As a result, our bitcoin holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, bitcoin we hold with our custodians and transact with our trade execution partners does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered bitcoin or otherwise generate funds using our bitcoin holdings, including in particular during times of market instability or when the price of bitcoin has declined significantly. If we are unable to sell our bitcoin, enter into additional capital raising transactions using bitcoin as collateral, or otherwise generate funds using our bitcoin holdings, or if we are forced to sell our bitcoin at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin have in the past influenced and are likely to continue to influence our financial results and the market price of our Common Stock.

Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin have in the past influenced and are likely to continue to influence our financial results and the market price of our Common Stock. Our financial results and the market price our Common Stock would be adversely affected, and our business and financial condition would be negatively impacted, if the price of bitcoin decreased substantially (as it has in the past), including as a result of:

●	decreased user and investor confidence in bitcoin, including due to the various factors described herein;
●	investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors, (ii) actual or expected significant dispositions of bitcoin by large holders, including the expected liquidation; of digital assets seized by governments or associated with entities that have filed for bankruptcy protection, such as the (a) transfers of bitcoin to creditors of the hacked cryptocurrency exchange Mt. Gox which began in July 2024; (b) transfers of bitcoin to claimants following proceedings related to a 2016 hack of Bitfinex-which claims are currently being adjudicated, (c) sales of bitcoin by the German government following the seizure of about 50,000 bitcoin in January 2024 from the operator of Movie2k.to, or (d) potential sales of 69,370 bitcoin seized from the Silk Road marketplace by the U.S. Department of Justice; and (iii) actual or perceived manipulation of the spot or derivative markets for bitcoin or spot bitcoin exchange-traded products;
●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, bitcoin or the broader digital assets industry, for example, (i) public perception that bitcoin can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the bitcoin ecosystem, including the SEC’s enforcement action against Binance Holdings Ltd.; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; and (iv) the actual or perceived environmental impact of bitcoin and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in the bitcoin mining process;
●	changes in consumer preferences and the perceived value or prospects of bitcoin;
●	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
●	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for bitcoin purchase and sale transactions, such as the crash of the stablecoin Terra USD in 2022, to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of bitcoin or adversely affect investor confidence in digital assets generally;
●	the identification of Satoshi Nakamoto, the pseudonymous person or persons who developed bitcoin, or the transfer of substantial amounts of bitcoin from bitcoin wallets attributed to Mr. Nakamoto;
●	developments relating to the bitcoin protocol, including (i) changes to the bitcoin protocol that impact its security, speed, scalability, usability, or value, such as changes to the cryptographic security protocol underpinning the bitcoin blockchain, changes to the maximum number of bitcoin outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, and similar changes, (ii) failures to make upgrades to the bitcoin protocol to adapt to security, technological, legal or other challenges, and (iii) changes to the bitcoin protocol that introduce software bugs, security risks or other elements that adversely affect bitcoin;

●	disruptions, failures, unavailability, or interruptions in services of trading venues for bitcoin, such as, for example, the announcement by the digital asset exchange FTX Trading that it would freeze withdrawals and transfers from its accounts and subsequent filing for bankruptcy protection and the SEC enforcement action brought against Binance Holdings Ltd., which initially sought to freeze all of its assets during the pendency of the enforcement action and has since resulted in Binance discontinuing all fiat deposits and withdrawals in the United States;
●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants, such as the filing for bankruptcy protection by digital asset trading venues FTX Trading and BlockFi and digital asset lending platforms Celsius Network and Voyager Digital Holdings in 2022, the ordered liquidation of the digital asset investment fund Three Arrows Capital in 2022, the announced liquidation of Silvergate Bank in 2023, the government-mandated closure and sale of Signature Bank in 2023, the placement of Prime Trust, LLC into receivership following a cease-and-desist order issued by the Nevada Department of Business and Industry in 2023, and the exit of Binance from the U.S. market as part of its settlement with the Department of Justice and other federal regulatory agencies;
●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of bitcoin, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;
●	further reductions in mining rewards of bitcoin, including due to block reward halving events, which are events that occur after a specific period of time (the most recent of which occurred in April 2024) that reduce the block reward earned by “miners” who validate bitcoin transactions, or increases in the costs associated with bitcoin mining, including increases in electricity costs and hardware and software used in mining, or new or enhanced regulation or taxation of bitcoin mining, which could further increase the costs associated with bitcoin mining, any of which may cause a decline in support for the bitcoin network;

●	transaction congestion and fees associated with processing transactions on the bitcoin network;
●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions and fiat currency devaluations;
●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the bitcoin blockchain becoming insecure or ineffective; and
●	changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes and the adverse impacts attributable to global conflicts, including those between Russia and Ukraine and in the Middle East.

Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

Bitcoin and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin.

The U.S. federal government, states, regulatory agencies and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example, within the past several years:

●	in July 2025, President Trump signed into law the Guiding and Establishing National Innovation for US Stablecoins Act (“GENIUS Act”), establishing a legislative framework for the regulation of payment stablecoins and marking the first federal legislation for the regulation of digital assets in the U.S.;

●	in July 2025, the U.S. House of Representatives passed the Digital Asset Market Clarity Act of 2025 (“CLARITY Act”), a comprehensive digital asset market structure and regulation bill. The CLARITY Act, and other digital asset market structure and regulation bills, remain under consideration and continue to evolve in the U.S. Senate;

●	in January 2025, President Trump signed an executive order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries and on July 30, 2025, such working group published a report on strengthening American leadership in digital financial technology, which recommended several regulatory and legislative proposals to advance President Trump’s January 2025 executive order;

●	in January 2025, the SEC announced the formation of a “Crypto Task Force,” which will seek to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend policy measures with respect to digital asset security status, registration and listing of digital asset-based investment vehicles, and digital asset custody, lending and staking;

●	in June 2023, the SEC filed complaints against Binance Holdings Ltd. and Coinbase, Inc., and their respective affiliated entities, relating to, among other claims, that each party was operating as an unregistered securities exchange, broker, dealer, and clearing agency; but has since dismissed its action against Binance Holdings Ltd. and dismissed its enforcement action against Coinbase, Inc.;

●	in November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer, and clearing agency;

●	the European Union adopted Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like bitcoin;

●	in June 2023, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023 (“FSMA 2023”), which regulates market activities in “cryptoassets;”

●	in November 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, CFTC, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States; and

●	in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

While the complaint against Coinbase, Inc. was dismissed in February 2025, the complaint against Payward Inc. and Payward Ventures Inc. was dismissed with prejudice in March 2025, and the complaint against Binance Holdings Ltd. was dismissed with prejudice in May 2025, the SEC or other regulatory agencies may initiate similar actions in the future, which could materially impact the price of bitcoin and our ability to own or transfer bitcoin.

It is not possible to predict whether, or when, new laws will be enacted that change the legal framework governing digital assets or provide additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions.  It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and bitcoin specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of bitcoin, as well as our ability to hold or transact in bitcoin, and in turn adversely affect the market price of our Common Stock

Moreover, the risks of engaging in a bitcoin treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of bitcoin in particular, may also impact the price of bitcoin and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of bitcoin may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to bitcoin, institutional demand for bitcoin as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for bitcoin as a store of value or means of payment, and the availability and popularity of alternatives to bitcoin. Even if growth in bitcoin adoption occurs in the near or medium-term, there is no assurance that bitcoin usage will continue to grow over the long-term.

Because bitcoin has no physical existence beyond the record of transactions on the bitcoin blockchain, a variety of technical factors related to the bitcoin blockchain could also impact the price of bitcoin. For example, malicious attacks by miners, inadequate mining fees to incentivize validating of bitcoin transactions, hard “forks” of the bitcoin blockchain into multiple blockchains, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the bitcoin blockchain and negatively affect the price of bitcoin. The liquidity of bitcoin may also be reduced and damage to the public perception of bitcoin may occur, if financial institutions were to deny or limit banking services to businesses that hold bitcoin, provide bitcoin-related services or accept bitcoin as payment, which could also decrease the price of bitcoin. Actions by U.S. banking regulators, such as the issuance in February 2023 by Federal banking agencies of the “Interagency Liquidity Risk Statement,” which cautioned banks on contagion risks posed by providing services to digital assets customers, and similar actions, have in the past resulted in or contributed to reductions in access to banking services for bitcoin-related customers and service providers, or the willingness of traditional financial institution to participate in markets for digital assets. The liquidity of bitcoin may also be impacted to the extent that changes in applicable laws and regulatory requirements negatively impact the ability of exchanges and trading venues to provide services for bitcoin and other digital assets.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.

Our historical financial statements do not fully reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of bitcoin.

The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. In December 2023, the FASB issued ASU No. 2023-08, which we adopted as of January 1, 2025. We determine and record the fair value of our digital assets in accordance with ASC Topic 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined are the principal market for such assets (Level I inputs). We determine the cost basis of our digital assets using the cost at the time of acquisition of each unit received. Realized and unrealized gains and losses are now recorded to Net loss (gain) on digital assets in our condensed consolidated statement of operations.

For periods prior to January 1, 2025, impairment losses were recognized within net loss (gain) on digital assets in our condensed consolidated statements of operations in the period in which the impairment was identified. Also for periods prior to January 1, 2025, gains were not recorded until realized upon sale(s), at which point they were presented net of any impairment losses for the same digital assets held. In determining the gain to be recognized upon sale, we calculated the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. See “Note 2” to the accompanying condensed consolidated financial statements included herein for further discussion.

Because we intend to purchase additional bitcoin in future periods and increase our overall holdings of bitcoin, we expect that the proportion of our total assets represented by our bitcoin holdings will increase in the future, and we expect ASU No. 2023-08 to significantly affect the carrying value of our bitcoin on our balance sheet. As a result, and in particular with respect to the quarterly periods and full fiscal year with respect to which ASU No. 2023-08 will apply, and for all future periods, volatility in our earnings may be significantly more than what we experienced in prior periods.

We expect our bitcoin holdings to significantly impact our financial results and the market price of our Common Stock.

We expect our bitcoin holdings to significantly affect our financial results and if we increase our overall holdings of bitcoin in the future as we are expected to do, they will have an even greater impact on our financial results and the market price of our Common Stock.

A significant decrease in the market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations.

As of September 30, 2025, we had an accumulated deficit of approximately $175.8 million. During the nine months ended September 30, 2025, we incurred a net loss of approximately $91.9 million and used cash in operating activities of approximately $58.7 million. Management is working to increase revenues through the growth of Angel Guild memberships, our pipeline of theatrical releases through 2026 and additional streaming agreements. Management believes it will be able to continue to fund operating capital shortfalls for the next year through the issuance of debt and Common Stock. Our ability to obtain equity or debt financing may in turn depend on, among other factors, the value of our bitcoin holdings, investor sentiment and the general public perception of bitcoin, our strategy and our value proposition. Accordingly, a significant decline in the market value of our bitcoin holdings or a negative shift in these other factors may create liquidity and credit risks, as such a decline or such shifts may adversely impact our ability to secure sufficient equity or debt financing to satisfy our financial obligations. These risks could materialize at times when bitcoin is trading below its carrying value on our most recent balance sheet or our cost basis.

If we are unable to secure equity or debt financing in a timely manner, on favorable terms, or at all, we may be required to sell bitcoin to satisfy our financial obligations, and we may be required to make such sales at prices below our cost basis or that are otherwise unfavorable. Any such sale of bitcoin may have a material adverse effect on our operating results and financial condition, and could impair our ability to secure additional equity or debt financing in the future. Our inability to secure additional equity or debt financing in a timely manner, on favorable terms or at all, or to sell our bitcoin in amounts and at prices sufficient to satisfy our financial obligations could cause us to default under such obligations. Any default on our current or future indebtedness may have a material adverse effect on our financial condition.

We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin.

We hold our bitcoin with regulated custodians that have duties to safeguard our private keys. Our custodial services contracts do not restrict our ability to reallocate our bitcoin among our custodians, and our bitcoin holdings may be concentrated with a single custodian from time to time. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our bitcoin, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our bitcoin, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected.

As of September 30, 2025, the insurance that covers losses of our bitcoin holdings would cover the entire value of our bitcoin holdings in an isolated loss scenario where only our bitcoin holdings were affected. However, should the loss be more widespread, it is possible that only a small portion of our bitcoin holdings would ultimately be insured. There can also be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin.

Bitcoin is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the bitcoin is held. While the Bitcoin blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the bitcoin held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the bitcoin held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The bitcoin and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business.

The emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. As of September 30, 2025, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

Other alternative digital assets that compete with bitcoin in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s CBDC project was made available to consumers in January 2022, and governments including the United States, the United Kingdom, the European Union and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of bitcoin to decrease, which could have a material adverse effect on our business, prospects, financial condition and operating results.

Our bitcoin treasury strategy could subject us to enhanced regulatory oversight.

There has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. We are committed to acquiring bitcoin exclusively through entities that are subject to, and compliant with, know your customer and anti-money laundering regulations and related compliance rules in the United States. If we are found to have purchased any of our bitcoin from bad actors that have used bitcoin to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in bitcoin by us may be restricted or prohibited.

We may incur indebtedness or enter into financial instruments in the future that may be collateralized by our bitcoin holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings. These types of bitcoin-related transactions are the subject of enhanced regulatory oversight. These and any other bitcoin-related transactions we may enter into, beyond simply acquiring and holding bitcoin, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

The laws and regulations applicable to bitcoin and digital assets are evolving and subject to interpretation and change. Governments around the world have reacted differently to digital assets; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as the United States, digital assets are subject to overlapping, uncertain and evolving regulatory requirements. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting bitcoin, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in bitcoin.

In addition, private actors that are wary of bitcoin or the regulatory concerns associated with bitcoin may in the future take further actions that may have an adverse effect on our business or the market price of our Common Stock.

Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin.

Bitcoin trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many bitcoin trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in bitcoin trading venues, including prominent exchanges that handle a significant volume of bitcoin trading and/or are subject to regulatory oversight, in the event one or more bitcoin trading venues cease or pause for a prolonged period the trading of bitcoin or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

In 2019 there were reports claiming that 80.0% - 95.0% of bitcoin trading volume on trading venues was false or non-economic in nature, with specific focus on unregulated exchanges located outside of the United States. The SEC also alleged as part of its June 5, 2023, complaint against Binance Holdings Ltd. that Binance committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. The SEC has also brought recent actions against individuals and digital asset market participants alleging that such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the bitcoin market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the bitcoin market than is commonly understood. Any actual or perceived wash trading in the bitcoin market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our bitcoin.

Negative perception, a lack of stability in the broader bitcoin markets and the closure, temporary shutdown or operational disruption of bitcoin trading venues, lending institutions, institutional investors, institutional miners, custodians or other major participants in the bitcoin ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy or for any other reason, may result in a decline in confidence in bitcoin and the broader bitcoin ecosystem and greater volatility in the price of bitcoin. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, following which the market prices of bitcoin and other digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase, Inc. and Binance Holdings Ltd., two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of bitcoin and other digital assets. These were followed in November 2023, by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. While the complaint against Coinbase, Inc. was dismissed in February 2025, the complaint against Payward Inc. and Payward Ventures Inc. was dismissed with prejudice in March 2025, and the complaint against Binance Holdings Ltd. was dismissed with prejudice in May 2025, the SEC or other regulatory agencies may initiate similar actions in the future. Since we expect the price of our Common Stock will be significantly affected by the value of our bitcoin holdings, the failure of a major participant in the bitcoin ecosystem could have a material adverse effect on the market price of our Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 11, 2025, we sold 42,500 shares of our Class A Common Stock to an unaffiliated third party.  The price of the Class A Common Stock was $10.00 per share, for a total purchase price of $425,000.

The issuance of the Class A Common Stock was made in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The purchaser is an “accredited investor” as defined in Regulation D, and the sale of the Class A Common Stock was made without general solicitation or advertising. No commissions were paid in connection with the sale of these securities.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

5(a):

None.

5(b):

None.

5(c):

During the three months ended September 30, 2025, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description

2.1

Joint Plan of Reorganization of Trustee and Studios under Chapter 11 of the Bankruptcy Code, dated August 28, 2020, incorporated by reference to Exhibit 1.2 of Angel Legacy’s Form 1-U filed on September 15, 2020

2.2

Agreement and Plan of Merger, dated September 11, 2024, by and among the Company, Sigma Merger Sub, Inc. and Angel Legacy, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K/A, filed on September 11, 2024

2.3

Amendment No. 1 to Agreement and Plan of Merger, dated February 14, 2025, by and among the Company, Sigma Merger Sub, Inc. and Angel Legacy, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on February 14, 2025

3.1

Second Amended and Restated Certificate of Incorporation of Angel Studios, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed on September 16, 2025

3.2	Amended and Restated Bylaws of Angel Studios, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed on September 16, 2025
4.1	Form of Subordinated Convertible Promissory Note, incorporated by reference to Exhibit 4.1 of Angel Legacy’s Current Report on Form 8-K, filed on August 15, 2025
4.2	Warrant to Purchase Stock, incorporated by reference to Exhibit 4.1 of Angel Legacy’s Current Report on Form 8-K, filed on September 10, 2025
4.3	Warrant to Purchase Stock, incorporated by reference to Exhibit 4.2 of Angel Legacy’s Current Report on Form 8-K, filed on September 10, 2025
10.1	Settlement Agreement, dated August 26, 2020, incorporated by reference to Exhibit 1.3 of Angel Legacy’s Form 1-U filed on September 15, 2020
10.2

Promissory Note and Security Agreement between Angel Studios, Inc. and VidAngel Entertainment, LLC, dated March 1, 2021, incorporated by reference to Exhibit 6.6 of Angel Legacy’s Form 1-K filed on April 28, 2023

10.3	Form of Escrow Agreement by and between North Capital Private Securities Corporation and Angel Studios, Inc., incorporated by reference to Exhibit 1.2 of Angel Legacy’s Form 1-A filed on June 20, 2024
10.4

P&A Loan Agreement between Angel P&A, LLC and Angel Studios, Inc., dated February 23, 2024, incorporated by reference to Exhibit 10.11 of Angel Legacy’s Annual Report on Form 10-K filed on March 28, 2025.

10.5

Amendment to P&A Loan Agreement between Angel P&A, LLC and Angel Studios, Inc., dated December 1, 2024, incorporated by reference to Exhibit 10.12 of Angel Legacy’s Annual Report on form 10-K filed on March 28, 2025.

10.6	Subscription Agreement, incorporated by reference to Exhibit 4.1 of Angel Legacy’s amended Form 1-A filed on July 24, 2025.
10.7

Broker-Dealer - Onboarding Agent Agreement – Reg A+ Tier 2, by and between Rialto Markets LLC and Angel Studios, Inc., effective June 16, 2025, incorporated by reference to Exhibit 1.1 of Angel Legacy’s Form 1-A filed on July 24, 2025

10.8	Term Sheet by and between Angel Studios, Inc. and 2521 Entertainment, LLC, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on October 8, 2025
10.9	Note and Warrant Purchase Agreement, incorporated by reference to Exhibit 10.1 of Angel Legacy’s Current Report on Form 8-K, filed on May 9, 2025
10.10	Form of Subordinated Convertible Promissory Note, incorporated by reference to Exhibit 10.2 of Angel Legacy’s Current Report on Form 8-K, filed on May 9, 2025
10.11	Form of Warrant, incorporated by reference to Exhibit 10.3 of Angel Legacy’s Current Report on Form 8-K, filed on May 9, 2025
10.12	Form of Note Purchase Agreement, incorporated by reference to Exhibit 10.1 of Angel Legacy’s Current Report on Form 8-K, filed on August 15, 2025
10.13	Loan and Security Agreement, incorporated by reference to Exhibit 10.1 of Angel Legacy’s Current Report on Form 8-K, filed on September 10, 2025
10.14	Participation Rights Agreement, incorporated by reference to Exhibit 10.2 of Angel Legacy’s Current Report on Form 8-K, filed on September 10, 2025
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statement of Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; (v) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGEL STUDIOS, INC.

DATE: November 13, 2025	/s/ Neal Harmon
Neal Harmon
Chief Executive Officer
(Principal Executive Officer)

DATE: November 13, 2025	/s/ Scott Klossner
Scott Klossner
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)