Form 10-K
period 2025-12-31
Angel Studios, Inc.
filed 2026-03-12
CIK 1865200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Title of each class
Class A Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the outstanding shares of the Southport Acquisition Corporation (the registrant’s predecessor) common stock held by non-affiliates of the registrant, computed as of June 30, 2025 (the last day of the registrant’s most recently completed second fiscal quarter), was $68.47 million.

As of March 9, 2026, 112,425,272 shares of the Registrant’s Class A common stock, $.0001 par value per share, and 57,082,997 shares of the Registrant’s Class B common stock, $.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Part III of this report are incorporated by reference to the registrant’s definitive proxy statement for the 2026 annual meeting of its stockholders (the “Proxy Statement”) or will be provided in an amendment filed on Form 10-K/A. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Angel Studios, Inc.

Form 10-K

CERTAIN TERMS

On September 10, 2025, Angel Studios, Inc., a Delaware corporation, and its subsidiaries and affiliates (collectively, the “Company”) (f/k/a Southport Acquisition Corporation or “Southport”) consummated the previously announced Business Combination (as defined below) pursuant to that certain Agreement and Plan of Merger, dated as of September 11, 2024 (as amended, the “Merger Agreement”), by and among the Company, Sigma Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“Merger Sub”), and Angel Studios Legacy, Inc. (f/k/a Angel Studios, Inc.), a Delaware corporation (“Angel Legacy”).

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

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our,” “Angel Studios” or the “Company” are to Angel Studios, Inc. and its subsidiaries and affiliates after the close of the Business Combination.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements under“Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. The forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties, which are more fully described under “Part I, Item 1A. Risk Factors,” include, but are not limited to, the following risks, uncertainties and other factors:

●
the ability to recognize the anticipated benefits of and successfully deploy the business combination, which may be affected by, among other things, competition, and the ability of the combined business to grow and manage growth profitably;

•	the Company’s ability to achieve and maintain profitability in the future;

•	the Company’s ability to successfully monetize projects;

•	the Company’s success in retaining or recruiting its officers, key employees or directors;

•	officers and directors allocating their time to other businesses and potentially having conflicts of interest with the Company’s business;

•	the Company’s ability to attract and maintain an adequate customer base;

•	the Company’s ability to create and distribute content that is popular with consumers and affiliates;

•	the Company’s reliance on a number of partners to make its service available on their devices;

•	the Company’s ability to continue to develop and enhance its existing technology;

•

any significant disruption in or unauthorized access to the Company’s computer systems or those of third parties that the Company utilizes in its operations, including those relating to cybersecurity or arising from cyber-attacks;

•	the Company’s ability to successfully, or profitably, compete with current and new competitors;

•	the Company’s ability to consummate any interim financing, and the ability of the Company to raise additional capital, if necessary;

•	the Company’s ability to successfully defend litigation or investigations;

•	the ability to maintain the listing of the Company’s Common Stock on the NYSE;

•	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors;

•	changes in applicable laws or regulations;

•	geopolitical events and general economic conditions; and

•	other risks and uncertainties set forth in the section entitled “Risk Factors” in this Annual Report.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report are more fully described under the heading “Risk Factors” and elsewhere in this Annual Report. The risks described under the heading “Risk Factors” are not exhaustive. Other sections of this Annual Report describe additional factors that could adversely affect the business, financial condition or results of operations of the Company. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can the Company assess the impact of all such risk factors on its business, or the extent to which any factor or combination of factors may cause actual results to differ materially and adversely from those contained in any forward-looking statements. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. These statements speak only as of the date hereof, and the Company undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, statements of belief and similar statements reflect the beliefs and opinions of the Company on the relevant subject. These statements are based upon information available to the Company as of the date of this Annual Report, and while the Company believes such information forms a reasonable basis for such statements, such information may be limited or incomplete, and statements should not be read to indicate that the Company has conducted an exhaustive inquiry into, or review of, all potentially available relevant information.

SUMMARY RISK FACTORS

Our business is subject to varying degrees of risk and uncertainty. Investors should consider the risks and uncertainties summarized below, as well as the risks and uncertainties discussed in Part I, Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Our business is subject to the following principal risks and uncertainties:

General Risks Related to Our Business

●	We are employing a business model with a limited track record, which may make our business difficult to evaluate.
●	We have a history of net losses and can in no way guarantee that we will be able to become or maintain profitability.
●	If our efforts to attract and retain customers are not successful, our business will be adversely affected.
●	The popularity of subscription video on demand releases are difficult to predict and can change rapidly, leading to significant fluctuations in our revenues. A low public acceptance rate of our content may adversely affect our results of operations.
●	The video industry is subject to rapid technological change. We must continue to enhance and improve our technology.
●	Changes in competitive offerings for entertainment video, including the potential rapid adoption of piracy-based video offerings, could adversely impact our business.
●	If we are not able to manage change and growth, our business could be adversely affected.

●	If we fail to maintain or, in new markets establish, a positive reputation with customers concerning our service, including the content we offer and the way in which we allow the customer to help us choose the content that is ultimately added to the service, we may not be able to attract or retain customers, and our operating results may be adversely affected.
●	Changes in how we market our service could adversely affect our marketing expenses and our customer base may be adversely affected.
●	We face risks, such as unforeseen costs and potential liability, in connection with content we acquire and/or distribute through our service.
●	Theatrical distribution typically involves significant risk and high upfront marketing costs, which can cause our financial results to vary from time to time.
●	We rely upon a number of partners to make our service available on their devices.
●	Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, including customer and corporate information, or theft of intellectual property, including digital content assets, which could adversely impact our business.
●	We rely upon certain third-party cloud computing service providers to operate certain aspects of our service and any disruption of or interference with our use of such services from our providers would impact our operations and our business would be adversely impacted.
●	If the technology we use in operating our business fails, becomes unavailable, or does not operate as expected, our business and operating results could be adversely impacted.
●	If government regulations relating to the internet or other areas of our business change, we may need to alter the manner in which we conduct our business or incur greater operating expenses.
●	Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our business.
●	Privacy concerns could limit our ability to collect and leverage our customer data and disclosure of customer data could adversely impact our business and reputation.
●	Our reputation and relationships with customers would be harmed if our customer data, particularly billing data, were accessed by unauthorized persons.
●	We are subject to payment processing risk.
●	If our trademarks and other proprietary rights are not adequately protected to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.
●	Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our website, our recommendation and merchandising technology and marketing activities.
●	We may be engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.
●	We may seek additional capital that may result in stockholder dilution or others having rights senior to those of our stockholders.
●	We depend on our senior management to achieve our objectives, and our loss of, or inability to obtain, key personnel or inability to attract and retain highly skilled employees could delay or hinder implementation of our business and growth strategies, which could adversely affect the value of your investment and our ability to pay dividends.
●	Our ability to monetize content that we distribute is heavily reliant on factors outside of our control.
●	Holders of our Common Stock will have only limited rights regarding our management, and will thus not have the ability to actively influence the day-to-day management of our business and affairs.
●	We may change our operational policies and business and growth strategies without stockholder consent, which may subject us to different and more significant risks in the future.
●	The ability of a stockholder to recover all or any portion of such stockholder’s investment in the event of a dissolution or termination may be limited.
●	Our Board and our executive officers will have limited liability for, and will be indemnified and held harmless from, our losses.
●	Our business may be subject to regulatory or legislative changes.
●	Members of our Board and our executive officers may have other business interests and obligations to other entities.
●	Provisions in our governing documents and under Delaware law could discourage a takeover that stockholders may consider favorable.
●	Financial forecasting may differ materially and adversely from actual results.
●	Our future indebtedness may limit our ability to declare and pay dividends and may affect our operations, including our ability to repay existing debt obligations.
●	An investment in us is a speculative investment, and therefore, no assurance can be given that our investors or stockholders will realize their investment objectives.

●	We may be found in violation of the Disney Settlement Agreement (as defined below) in relation to the unauthorized use of Copyrighted Works by a Studio or its affiliates. If a Studio prevails in an Enforcement Action against us, our business would be adversely impacted and this would significantly impair our ability to continue as a going concern.
●	We are subject to liens on our personal property, including our intellectual property, under the Reorganization Plan, which if enforced, would significantly impair our intellectual property rights and our ability to continue as a going concern.
●	We do not intend to pay dividends for the foreseeable future.
●	Artificial intelligence (“AI”) technologies present both competitive risks and strategic opportunities for our business.
●	Our increasing use of AI tools in engineering and operations introduces new risks.

Risks Relating to Our Bitcoin Treasury Strategy

●	Our bitcoin holdings are and will be less liquid than cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.
●	Bitcoin is a highly volatile asset, and fluctuations in the price of bitcoin have in the past influenced and are likely to continue to influence our financial results and the market price of the Common Stock.
●	Bitcoin and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.
●	Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our bitcoin holdings.
●	We expect that our bitcoin holdings will significantly impact our financial results and the market price of our Common Stock.
●	A significant decrease in the market value of our bitcoin holdings could adversely affect our ability to satisfy our financial obligations.
●	We face risks relating to the custody of our bitcoin, including the loss or destruction of private keys required to access our bitcoin and cyberattacks or other data loss relating to our bitcoin.
●	The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of bitcoin and adversely affect our business.
●	Our bitcoin treasury strategy could subject us to enhanced regulatory oversight.
●	Due to the unregulated nature and lack of transparency surrounding the operations of many bitcoin trading venues, bitcoin trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in bitcoin trading venues and adversely affect the value of our bitcoin.

PART I

Item 1. Business

Overview

We are a media and technology company guided by a community of approximately 2.0 million grassroots Angel Guild members championing values-driven stories. The combination of our community and our technology platform replaces the traditional Hollywood gatekeeper model with a scalable, data-informed approach to film and TV show decisions that improves with each new member and interaction.

Our community, known as the Angel Guild, is at the heart of this mission.

1) The Angel Guild votes to select film and TV shows.

2) The Angel Guild rallies in theaters to support film releases.

3) The Angel Guild funds future films and TV shows with their membership.

As of December 31, 2025, through the Angel Guild, approximately 2.0 million paying members help decide what film and TV projects we will market and distribute.

Pledge to Amplify Light

All Guild members make a written pledge stating: “When I vote, I pledge to help choose excellent entertainment that is true, honest, noble, just, authentic, lovely or admirable.”

Our Technology and Artificial Intelligence

Technology Platform

Our proprietary technology platform powers the Angel Guild experience and our film and TV show selection, marketing, distribution, and streaming operations. The Angel App is available across iOS, Android, Roku, Fire TV, Samsung Smart TV, Apple TV, and Apple Vision Pro. Key technology components include:

Guild Score Engine. Our proprietary algorithm aggregates member voting signals to generate a guild score (the “Guild Score”) for each film or TV show submission. Only submissions that achieve a Guild Score above our established acceptance threshold are approved through the voting process. This threshold reflects our community’s collective assessment that the film or TV show amplifies light and demonstrates strong audience appeal. The Guild Score system processes input from our growing membership base, and we believe its predictive accuracy improves as our community scales.

Film and TV Show Discovery and Recommendations. We use AI and data-driven systems within the Angel App to match films and TV shows to member preferences based on viewing behavior, voting patterns, and engagement signals. During 2025, the integration of AI into our discovery and recommendation processes helped contribute to an increase in member view hours.

Audience Intelligence. The behavioral data generated by our approximately 2.0 million members represents a proprietary dataset of values-driven entertainment preferences that we believe is differentiated in our industry. We use this data to inform greenlight decisions, marketing strategy, theatrical release planning, and film and TV show acquisition priorities.

We believe our technology platform creates a compounding advantage: each new member generates signals that improve our film and TV show selection and recommendation accuracy, thereby increasing member satisfaction and retention, leading to higher revenues which fund additional films and TV shows, and ultimately attracting new members to the platform.

Artificial Intelligence in Our Operations

We utilize and integrate artificial intelligence tools and techniques throughout the Company. Our engineering teams use AI-assisted development tools to accelerate software delivery, which has enabled us to deliver complex, multi-platform projects on timelines that would not have been achievable previously.

Beyond engineering, we are deploying AI tools in media operations, where AI-assisted workflows have helped reduce media file preparation time; in data analysis, where AI has improved the speed and capacity of our analytical capabilities; and in film and TV show acquisition, where we are building tools to identify and evaluate potential partnerships. We have also integrated AI capabilities into our member support systems to improve response quality and resolution speed.

Our approach to artificial intelligence is guided by principles focused on accelerating human work, creativity, and judgment in service of our mission; strengthening relationships within the Angel community; and safeguarding personal information. We plan to continue expanding our use of AI across the organization and believe that our ability to adopt and deploy AI tools rapidly provides a meaningful operational advantage.

Our Competitive Advantages

We believe our competitive position is strengthened by several factors that are difficult to replicate:

Community Data Moat

Our Angel Guild community of approximately 2.0 million members generates a proprietary dataset of film and TV show preferences, voting patterns, viewing behavior, and engagement signals. We believe this dataset—the scale and specificity of which we are not aware of any competitor possessing for values-driven entertainment—enables us to make film and TV show selection, marketing, and distribution decisions with greater confidence and efficiency than traditional approaches.

AI-Accelerated Operations

Our adoption of artificial intelligence across engineering, film and TV show operations, and business functions enables us to develop technology, prepare films and TV shows for distribution, including tools for preparation, quality assurance, digital rights management, and production workflow efficiency (“Film and TV Show Technology”), and respond to market opportunities at a pace that we believe exceeds what our organization could achieve through traditional methods. We intend to continue expanding AI adoption across the company.

Trust and Curation

As AI technologies increasingly help audiences discover films and TV shows, we believe the most powerful entertainment experiences come from combining intelligent technology with trusted human communities. Our community-curated, values-driven model works alongside emerging technologies to help audiences navigate an expanding world of content with confidence. Guided by our Guild members’ pledge to select films and TV shows that are “true, honest, noble, just, authentic, lovely or admirable,” we bring a human perspective that enriches and complements AI-powered discovery.

Founding

We were founded in 2013 by our Chief Executive Officer, Neal Harmon, along with his brothers Daniel, Jeffrey and Jordan, and their cousin, Benton Crane. We were originally named VidAngel but we were renamed Angel Studios, Inc. in March 2021.

Business Plan

We are a community-driven media company that uses technology to empower audiences to decide which stories get produced and distributed, while creating communities around each project. Filmmakers pitch projects to the Angel Guild, which include individuals from all over the world, to find stories and filmmakers that amplify light. After projects pass the Angel Guild, investors in Angel Studios (“Angel Investors”) are given the opportunity to fund the projects they are most excited to see, via the Angel Funding Portal discussed below. Post-production, films and TV shows are delivered directly to viewers and grow as fans share with others.

Our distribution clients utilize the services of VAS Portal, LLC d/b/a Angel Funding (“VAS Portal”), an SEC registered Funding Portal (SEC File No. 7-165) and a member of the Financial Industry Regulation Authority (“FINRA”), to facilitate crowdfunding of their projects by Angel Investors via what we refer to as the “Angel Funding Portal.” VAS Portal and the Angel Funding Portal are operated independently and currently offer crowdfunding opportunities exclusively to Angel Investors. VAS Portal was originally founded as a wholly owned subsidiary of Angel Studios, but was sold in 2019 to Harmon Ventures, LLC (an entity indirectly owned by our Chief Executive Officer, Mr. Neal Harmon, and two of his brothers, Messrs. Jeffrey Harmon and Daniel Harmon) (“Harmon Ventures”). As of the date of this Annual Report, Angel Studios has no ownership interest in VAS Portal.

The first project launched by us for distribution was Dry Bar Comedy. Dry Bar Comedy is currently one of the largest collections of clean stand-up comedy in the world with over five billion views, including social media.

Shortly thereafter, we entered into a consulting and coordination agreement with The Chosen, Inc. (f/k/a The Chosen, LLC) (“The Chosen”) to produce a new type of TV series where each season is funded by the audience. As part of the agreement, we (i) provided The Chosen with certain consultation and advice related to The Chosen’s crowdfunding offering, (ii) designed and built a technological platform for The Chosen to facilitate its crowdfunding offering and (iii) provided various public relations and marketing and advertising services for The Chosen. The series “The Chosen” went on to become one of the largest equity crowdfunded media projects of all time, amassing an audience of more than one hundred million. On October 18, 2022, we entered into an agreement with the Chosen under which we were granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the series “The Chosen,” and any future audiovisual productions derivative thereof (the “Chosen Agreement”). On April 4, 2023, The Chosen initiated a private binding arbitration against us alleging certain material breaches of contract under the Chosen Agreement, seeking to terminate the Chosen Agreement. On May 28, 2024, the arbitrator in the arbitration proceedings issued an interim arbitration award (the “Interim Arbitration Award”) granting The Chosen’s breach of contract claims and terminating the Chosen Agreement effective as of May 28, 2024. On September 25, 2024, the final award (the “Final Arbitration Award”) was issued, which remained consistent with the Interim Arbitration Award and granted a portion of The Chosen’s costs and fees. On October 25, 2024, we filed an appeal of the Award with an appellate panel of arbitrators (the “Panel”), as permitted under the arbitration provision of the Chosen Agreement. On June 13, 2025, the Panel upheld the Award, and we intend to comply with its terms, including with respect to the termination of the Chosen Agreement effective as of May 28, 2024. On July 11, 2025, we entered into a settlement and release agreement with The Chosen for dismissal and mutual release of all pending matters. We settled all pending claims and liabilities as part of the award in July 2025. For more information, see “Part I, Item 3. Legal Proceedings—The Chosen Arbitration.”

Building on our early successes, we launched several new initiatives that focus on films and TV shows in markets currently underserved by the traditional studio system.

During 2023, we launched a new theatrical division and released “His Only Son,” which debuted at #3 in the U.S. box office according to distributor data provided to TheNumbers.com. On July 4, 2023, we released “Sound of Freedom,” which debuted at #1 in the U.S. box office according to distributor data provided to TheNumbers.com. Our innovative theatrical strategy combines the power of the Angel Guild’s predictive capabilities in identifying movies that we believe deserve a theatrical release with the efficiency of crowdfunding the prints and advertising (“P&A”) funds needed to market the film. In addition, using our self-developed and controlled “Theatrical Pay it Forward” technology, we are able to offer a community-based in-person cinema experience whereby, after experiencing a film in the theater, people have the opportunity to share that experience with others by purchasing tickets, through the Angel App or on our website, for those who would not otherwise watch the film at a theater. The Theatrical Pay it Forward technology combines standard payment processing technology with a streamlined redemption process that allows recipients of the Theatrical Pay it Forward tickets to select a theater and showtime of their choosing for the respective film.

Not all of our films or TV shows launch theatrically. We consider multiple different distribution strategies for our films and TV shows, including licensing of the content across a wide range of global distribution platforms and networks that include transactional video on demand, electronic sell thru, subscription video on demand (“SVOD”), ad-supported video on demand and free video on demand. We also make our content available through our own streaming service via the Angel App or on our website (www.angel.com). The Angel App is available to download for free from the Google Play Store on Android mobile devices, Google TV devices and Android TV devices, from the Apple App Store on iOS mobile devices, from Roku TV, from the Fire TV Channels Store on Fire TV and from Samsung Smart TV. While most content can be watched for free on the Angel App, members of the Angel Guild are provided with early access to most of the content that we distribute.

We are regularly testing, introducing and building new and exciting community-based features to help us achieve the goal of finding and sharing stories with the world that amplify light.

History of the Business

We were founded in 2013 by our Chief Executive Officer, Neal Harmon, along with his brothers Daniel, Jeffrey and Jordan, and their cousin, Benton Crane.

Bankruptcy Proceedings

On October 18, 2017, we filed a voluntary petition for relief under the Bankruptcy Code in the Bankruptcy Court, and were reorganized under the Reorganization Plan confirmed by the Bankruptcy Court, which became effective on September 30, 2020 ( the “Reorganization Plan Effective Date”). On November 17, 2020, the Bankruptcy Court issued a final decree closing the Bankruptcy Case.

The following is a summary of certain provisions of the Reorganization Plan (defined below) and related Disney Settlement Agreement, in relation to the unauthorized use of Copyrighted Works.

Reorganization Plan

The Reorganization Plan contemplates that:

●	We will continue as a “going concern,” thereby ensuring the greatest return to creditors and stockholders by allowing us to reorganize through continuation of our business operations and satisfaction and discharge of our debts over time.
●	Holders of all allowed claims (other than administrative expense claims and priority tax claims) will be paid in full, from funds available and required to be distributed thereto, and equity holders of Angel Studios shall retain their interests in Angel Studios.
●	Neal Harmon and Jeffrey Harmon will remain in management positions with us and agreed to refrain from engaging in competitive activities in the business of self-selected viewing for a one-year period. Pursuant to the Disney Settlement Agreement and under the related Security Agreement (as defined in the Disney Settlement Agreement), Neal Harmon and Jeffrey Harmon pledged all their equity in Angel Studios as collateral. If we are found to have four instances of unauthorized use of copyrighted materials in a consecutive five year period, any Studio (as defined below) may immediately commence an enforcement action against Angel Studios in the Central District of California, and both Neal Harmon and Jeffrey Harmon could lose all of their interests in Angel Studios.
●	We agree not to directly or indirectly, or facilitate any third party, to descramble, decrypt or otherwise bypass a Copyrighted Work of Disney Enterprises, Inc., Lucasfilm Ltd. LLC, Twentieth Century Film Corporation, Warner Bros. Entertainment Inc., MVL Film Finance, LLC, New Line Productions, Inc. and Turner Entertainment Co. (each individually a “Studio” and collectively, the “Studios”) or their respective affiliates, not to reproduce such a Copyrighted Work, not to stream, transmit, or publicly perform such a Copyrighted Work, and not to distribute such a Copyrighted Work.
●	We agree not to sue the Studios, and not to use resources to lobby to amend the Family Movie Act of 2005 (17 U.S.C. § 110(11)) for a period of fourteen years following the Reorganization Plan Effective Date. We will voluntarily dismiss our appeal of the judgment and the injunction obtained by the Studios.
●	Subject to our compliance with terms and conditions of the Reorganization Plan and related Disney Settlement Agreement, we will pay the Studios $9.9 million over fourteen years, or $7.8 million if paid within five years, (the “Settlement Amount”) without interest, provided, however, that the unpaid balance of that certain promissory note made by the Company to the Studios in the amount of $62.5 million (the “Note”) minus any paid amounts will remain outstanding for fourteen years from the Reorganization Plan Effective Date. If, upon the expiration of fourteen years after the Reorganization Plan Effective Date, the Settlement Amount is timely paid and there is no breach or violation of the Disney Settlement Agreement that remains uncured after written notice is received and there have not been four instances of unpermitted conduct in violation of the Disney Settlement Agreement, subject to a Notice of Default (as defined in the Disney Settlement Agreement), in a consecutive five year period, then the Note shall be cancelled, and the original Note marked “Paid and Cancelled” shall be returned to us. The Company elected to pay the entire settlement amount within the five year period and as such, as of the year ended 2025, the required Settlement Amount of $7.8 million has been fully repaid.
●	The equity holders of Angel Studios shall retain their equity interests in Angel Studios, provided however, that distributions to such equity holders shall not be made unless and until all payment obligations under the Reorganization Plan are made in full.

The foregoing summary of certain provisions of the Reorganization Plan and related Disney Settlement Agreement are not complete and are subject to and qualified in their entirety by reference to the Reorganization Plan and Disney Settlement Agreement, copies of which can be found in Angel Legacy’s Current Report on Form 1-U filed on September 15, 2020, under “Item 2.1, Exhibits,” and the terms of which are incorporated by reference herein.

Our Product and Services

We currently operate by offering and producing our own films and series, distributing original films and series, releasing licensed films or shows, consulting with filmmakers, maintaining engagement with our existing users, conducting research and development to create new intellectual property and devising new methods to monetize existing intellectual property.

We are guided by our “North Star” principle, which is to share stories with the world that amplify light. We seek to do this by aligning our interests with those of the filmmakers and the audience and utilizing the wisdom of crowds, via the Angel Guild, to help guide decisions on which films and TV shows get selected for distribution. Members of the Angel Guild are allowed to vote on filmmaker submissions and are asked for their feedback as to whether or not the film or TV show “amplifies light” (based on our definition above). If the film or TV show receives a high enough score from the Angel Guild, we may then seek to enter into a licensing or distribution agreement (a “Distribution Agreement”) with the filmmaker, the terms of which are addressed below under “—Distribution and License Agreements.”  The number of votes required for a film or TV show to pass the Angel Guild with statistical significance varies based on a wide variety of different factors, and is subject to change as we continue to improve and revise the voting process. Only submissions that achieve a Guild Score above our established acceptance threshold are approved through the voting process. This threshold reflects our community’s collective assessment that the film or TV show amplifies light and demonstrates strong audience appeal. If algorithms related to the Guild Score are changed, they are simultaneously changed for all applicable present and future films and TV shows that go through the voting process.

Original Content

We announced the “Angel Studios” concept in December 2016 and immediately began accepting submissions for digital distribution, applications to perform comedy routines for our Dry Bar Comedy series and applications from filmmakers interested in helping us produce original films and series.

We have received thousands of inquiries and applications to partner on various projects.  As of December 31, 2025, we have exclusively licensed 137 titles for worldwide distribution, of which 101 are films (including “Sound of Freedom,” “Cabrini,” “Sound of Hope,” “Bonhoeffer,” “Homestead, ” “The King of Kings,” “The Last Rodeo,” and “David”) and 36 are television series (including “The Tuttle Twins,” “The Wingfeather Saga,” “The Wayfinders,” “Testament: The Series,” and “Homestead”).  We have also produced and filmed 776 original comedy specials from various up-and-coming comedians as part of our Dry Bar Comedy series.  We currently film, produce and distribute all specials for our Dry Bar Comedy series from our own studio and offices in Provo, Utah.

Distribution and License Agreements

We enter into various Distribution Agreements with filmmakers and production companies related to films or TV shows in different stages of production. Our Distribution Agreements differ from the industry norm in the fact that we do not take a distribution fee off the top. Payouts to filmmakers on these arrangements (“Royalties”) are based on net profit of the film or show. Net profit is generally determined to be all revenues recognized by us that are derived from the exploitation of the film or TV show, less (1) all verified out-of-pocket distribution costs and expenses incurred by us specific to the film or TV show and (2) all verifiable marketing-related costs incurred by us for or in connection with the marketing of the film or TV show. Distribution Royalties on net profits are split between the filmmaker and us.

In addition to our original exclusive distribution licensed films and shows, we have added 86 Angel Guild license agreements for streaming films and shows to the Angel Guild in the year ended December 31, 2025, with the expectation to add approximately 3 to 4 per week throughout 2026.

We have also developed an international distribution output network with Paris Filmes in Brazil, A Contracorriente in Spain, NOS Lusomundo in Portugal, Santa Barbara Films in Colombia, Neema Media in Benelux, FilmOne in Ghana, Liberia and Nigeria, Blitz in Croatia and former Yugoslavia, ROLA in Argentina, Bolivia, Caribbean (Aruba, Dominican Republic, Jamaica), Chile, Central America (Panama, Guatemala, Honduras, El Salvador, Nicaragua, Costa Rica), Ecuador, Mexico, Peru, Paraguay and Uruguay, Kinostar in Germany, Saje Distribution in France, ADS Service in Hungary, Monolith in Poland, Empire in South Africa, Botswana, Kenya, Lesotho, Malawi, Mozambique, Namibia, Rwanda, Swaziland, Tanzania (including Zanzibar), Uganda, Zambia and Zimbabwe, Shaw in Singapore, Skyline Entertainment in Sri Lanka, MovieCloud in Taiwan, Crystalsky in Philippines, KOVA Releasing in United Kingdom and Ireland and RIALTO in Australia and New Zealand, and Galapagos Films in Poland, with the plan to add additional output partners in the future.

Given the nature of our business, our Distribution Agreements are not material at signing, but become material over time as the audience’s interest is fully realized. Material Distribution Agreements tied to more than $573.0 million in total global gross box office, as of December 31, 2025, include “His Only Son,” “Sound of Freedom,” “After Death,” “The Shift,” “Cabrini,” “Sight,” “Sound of Hope,” “Bonhoeffer,” “Homestead,” “Brave the Dark,” “Rule Breakers,” “The King of Kings,” “The Last Rodeo,” “Sketch,” “The Senior,” “Truth and Treason,” and “David”.

Our business does not currently generate revenue from distribution activities related to the Chosen Agreement pursuant to which we were granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the series “The Chosen,” and any future audiovisual productions derivative thereof.

Theatrical Distribution

We enter into agreements with exhibitors (theater owners) whereby the exhibitor collects the ticket admission fees and retains a portion of those gross box office receipts and taxes paid at the box office. The balance is remitted to us, as the distributor.

Theatrical distribution typically involves significant risk and high upfront marketing costs, which can cause our financial results to vary from time to time, although we do many things to help mitigate those risks, such as selling tickets directly to theaters to provide us visibility into which marketing efforts generate the most ticket sales, and by providing Angel Guild Premium members with two free movie tickets to every Angel Studios theatrical release. We incur significant marketing and advertising costs before and throughout a theatrical release in an effort to drive public awareness of the film and increase ticket sales. These costs are expensed as they are incurred, including in periods prior to the theatrical release of the film.

In March 2023, we launched our first motion picture theatrical release under our newly formed theatrical division, entitled “His Only Son.”  The film was produced on a budget of approximately $250.0 thousand before we licensed the film for global distribution. Upon release, the film grossed an estimated $12.0 million domestically and hit #3 in the box office on opening weekend according to TheNumbers.com.

In July 2023, we released our second film, “Sound of Freedom” in theaters. Sound of Freedom surpassed industry expectations, earning approximately $185.0 million in gross domestic box office sales. Sound of Freedom has subsequently been released in various international locations and has earned approximately $250.0 million in gross worldwide box office sales.

With our recent successes in theatrical distribution, we are continuing to see a large influx of filmmakers who are looking to work with us to release their films and/or TV shows into the market. We hope to leverage these opportunities to bring more films and TV shows to audiences around the world that amplify light.

For the fiscal year ended December 31, 2025, we released 8 films theatrically and were ranked by TheNumbers.com in their annual list of top distributors as the #10 domestic distributor for 2025. Such titles, their release patterns and gross worldwide box office sales for films released during the year ended December 31, 2025 included the following:

2025 Theatrical Distribution
Title	Release Date	Gross Box Office Sales
Brave the Dark	January 24, 2025	$4.5 million
Rule Breakers	March 7, 2025	$3.0 million
The King of Kings	April 10, 2025	$83.2 million
The Last Rodeo	May 23, 2025	$15.2 million
Sketch	August 6, 2025	$10.8 million
The Senior	September 19, 2025	$5.3 million
Truth & Treason	October 17, 2025	$6.0 million
David	December 17, 2025	$83.9 million

For the fiscal year of 2026, we have released or expect to release films theatrically. The current slate of films with their estimated release dates include the following:

2026 Theatrical Distribution
Title	Estimated Release Date
I was a Stranger	January 9, 2026
Solo Mio	February 6, 2026
Animal Farm	May 1, 2026
Young Washington	July 3, 2026
Zero A.D.	Q4 2026

Competition

We operate in a highly competitive environment and compete against much larger companies for rights to talent and intellectual property, as well as for the audience to whom we distribute our content.

Theatrical distribution is an extremely competitive and potentially lucrative market for us. We compete against much larger content providers and traditional movie studios with much bigger production and marketing budgets. Our success depends heavily on our ability to choose the right films and TV shows to license and release in theaters, as well as effectively and efficiently marketing that content to the intended audience.

Over-the-top media services has been one of the fastest growing segments in the media and entertainment industry. The market for video entertainment is intensely competitive and subject to rapid change. As the industry continues to evolve, we will continue to face strong competition in every aspect of our business. We compete against other digital content distribution platforms where customers can stream exclusive and non-exclusive content on demand.

A large portion of this competition comes from much larger companies that have resources and brand recognition that pose significant competitive challenges. Our success depends on our ability to differentiate how we identify, fund and distribute our original content.

We compete against other entertainment video providers, such as multichannel video programming distributors, motion picture and TV studios, streaming entertainment providers (including those that provide pirated content) and more broadly against other sources of entertainment that our customers could choose in their moments of free time. We also compete against streaming entertainment providers and content producers in obtaining content for our service.

While consumers may maintain simultaneous relationships with multiple entertainment sources, we strive for consumers to choose us in their moments of free time. By aligning the desires of the consumer with that of the creator, we believe that the audience can play a much larger role in shaping the future of content and are working to create better ways for filmmakers to leverage the wisdom of the crowd in their creative process.

Intellectual Property

We regard our trademarks, service marks, copyrights, patents, domain names, trade dress, trade secrets, proprietary technologies and similar intellectual property as important to our success. In addition, we rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements and other contractual documents, to protect our proprietary technologies. We also seek to protect our intellectual property rights by requiring all employees and independent contractors involved in developing intellectual property on our behalf to execute acknowledgments that all intellectual property generated or conceived by them on our behalf or related to the work they perform for us is our property, and assigning to us any rights, title and interest, including intellectual property rights, they may claim or have in those works or property, to the extent allowable under applicable law.

Despite our best efforts to protect our technology and proprietary rights by enforcing our intellectual property rights, licenses and other contractual rights, unauthorized parties might still copy or otherwise obtain and use our software and other technology. As we continue to expand our operations, effective intellectual property protection, including copyright, trademark and trade secret protection might not be available or might be limited in foreign countries. Significant impairment of our intellectual property rights could harm our business or our ability to compete. Further, companies in the communications and technology industries frequently own large numbers of patents, copyrights and trademarks and might threaten litigation or sue us based on alleged infringement or other violations of intellectual property laws. We are currently subject to, and expect to face in the future, allegations that we have infringed the intellectual property rights of third parties, including our competitors and non-practicing entities.

Research and Development

During the fiscal years ended December 31, 2025, 2024 and 2023, we expensed $15.5 million, $12.8 million and $9.7 million, respectively, on research and development activities. The increase in research and development expense in 2025 reflects our continued investment in platform technology, AI capabilities, and film and TV show delivery infrastructure.

Our research and development efforts focus on three areas: (1) platform technology, including the Angel App, streaming infrastructure, and film and TV show delivery systems serving our base across all platforms; (2) AI and audience analytics, including our Guild Score algorithm, AI-enhanced discovery and recommendation engine, and member analytics systems; and (3) Film and TV Show Technology. We intend to continue investing in AI capabilities across our engineering and operational functions, as we believe AI-accelerated development enables us to deliver technology improvements at a faster pace and lower cost than previously.

Human Capital Resources

As of December 31, 2025, we employed 290 persons full time and 21 persons part time. None of our employees are covered by a collective bargaining agreement. We believe we maintain a good working relationship with our employees, and we have not experienced any labor disputes. To further our long-term stability and financial success by attracting and retaining employees, directors and consultants, our 2025 Stock Incentive Plan (the “Stock Incentive Plan”) provides for the grant to key personnel equity-based awards, with certain awards subject to performance vesting criteria.

Corporate Information

Our principal executive offices are located at 295 W Center Street, Provo, UT 84601 and our telephone number is (760) 933-8437. Our corporate website address is www.angel.com. While our primary business operations are conducted and overseen from our principal executive offices in the state of Utah, we have employees and independent contractors in multiple states across the country, and in select countries around the world, and our merchandise is sold from our online store to every state in the United States.

Available Information

We will file our annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law.

We intend to make available on our website, https://ir.angel.com/sec-filings/, our annual reports on Form 10-K, quarterly reports on Form 10-Q and our current reports on Form 8-K when such Forms become available. The SEC also maintains a website (www.sec.gov) that contains such information. Our website (www.angel.com) will contain additional information about our business, but the contents of the website are not incorporated by reference in or otherwise a part of this Registration Statement.

Information about our Executive Officers

Our executive officers as of March 12, 2026 are as follows:

Name	Position	Age
Neal Harmon*	Chief Executive Officer, Chairman of the Board	48
Jeffrey Harmon*	Chief Content Officer	43
Jordan Harmon*	President	35
Elizabeth Ellis	Chief Operating Officer	49
Scott Klossner	Chief Financial Officer and Treasurer	69
Glen Nickle	Chief Legal Officer and Secretary	61

* Neal Harmon, Jeffrey Harmon and Jordan Harmon are brothers.

Neal Harmon, Chief Executive Officer and Chairman of the Board.  Mr. Neal Harmon has served as our Chief Executive Officer and Chairman of the Board since he helped co-found Angel Studios in 2013.  Since 2013, he has also been a member of Harmon Ventures, our largest stockholder and a managing member of Harmon Brothers, LLC (“HB LLC”), a marketing agency he co-founded with his brother Jeffrey in 2013, which has created viral videos for its clients including Squatty Potty, Poo-Pourri and Purple Mattress. Prior to Angel Studios, Mr. Neal Harmon worked for Orabrush, Inc. (“Orabrush”) from August 2009 to August 2013, a company he co-founded, where he served in such capacities as Chief Operating Officer and as a member of the board of directors. Since 2005, Mr. Neal Harmon has also worked for the Neal S Harmon Company, as a consultant, entrepreneur and investor, engaging in various activities such as designing and creating a trucking logistics dashboard, to connect shippers and private fleets.  Mr. Neal Harmon received his master’s degree from Brigham Young University in Instructional Psychology and Technology in 2002, and his undergraduate degree from Brigham Young University in American Studies in 2001.

Jeffrey Harmon, Chief Content Officer.  Mr. Jeffrey Harmon co-founded Angel Studios in 2013 and has been our Chief Content Officer since January 2021. Since 2013, he has been a member of Harmon Ventures, our largest stockholder and a managing member of HB LLC, a marketing agency he co-founded with his brother Neal in 2013. From August 2010 to August 2013, Mr. Jeffrey Harmon served as Chief Marketing Officer for Orabrush, a company he co-founded in 2009. He previously served as Orabrush’s Chief Executive Officer from October 2009 to August 2010. He is currently active with other start-up companies and concepts. He attended Brigham Young University from 2006 to 2008, where he studied business marketing, traditional marketing, internet marketing and business administration. He also attended Fundação Getulio Vargas in São Paulo in 2008, where he studied international business.

Jordan Harmon, President.  Mr. Jordan Harmon co-founded Angel Studios in 2013 and has been our President since June 2022. Mr. Jordan Harmon previously served as our Head of Growth and Originals from June 2021 to July 2022 and he was also a fractional Chief Marketing Officer consultant at HB LLC, a marketing agency co-founded by his brothers Neal and Jeffrey in 2013, from October 2020 to July 2022. From September 2017 to January 2021, Mr. Jordan Harmon served as co-founder and Head of Marketing at Cove, a home security company.  At Cove, he was directly responsible for the marketing initiatives that helped Cove grow into a $100.0 million business in four years. Mr. Jordan Harmon earned a B.S. in Web Development and Design from Brigham Young University–Idaho.

Elizabeth Ellis, Chief of Operations.  Ms. Ellis has been our Chief of Operations since May 2015. Her duties include overseeing all operating, distribution, domestic and international operations, public relations and human resources. Prior to joining Angel Studios, Ms. Ellis was the Director of Human Relations and Office Manager at Orabrush from September 2009 to May 2015, where she oversaw personnel and was responsible for various operational tasks. She is an ICF Professional Certified Coach and a Gallup-Certified Strengths Coach. Ms. Ellis holds an International Relations B.S. from Brigham Young University.

Scott Klossner, Chief Financial Officer and Treasurer.  Mr. Scott Klossner has been our Chief Financial Officer since June 2025.  Mr. Klossner brings over 35 years of financial and operational experience to us. Mr. Klossner’s experience spans public offerings, private placements, Sarbanes-Oxley compliance, mergers and acquisitions, institutional negotiations, strategic growth and planning, productivity enhancement and team building. Prior to joining us, Mr. Klossner served as the Chief Financial Officer of Field Nation, a marketplace for skilled technicians, since 2024. Prior to Field Nation, Mr. Klossner served as Chief Financial Officer and a member of the board of directors at Mercato Partners Acquisition Corporation (NASDAQ: MPRA), which merged with Nuvini Ltd. (NASDAQ: NVNI) in September 2023. Mr. Klossner continues to serve on the board of directors of Nuvini Ltd. Previous to that Mr. Klossner served as the Chief Financial Officer of Kount Inc., an industry leading digital fraud protection software-as-a-service company, which was acquired by Equifax Inc. (NYSE: EFX) in February 2021. Prior to Kount, Mr. Klossner served as the Chief Financial Officer for several fast-growing companies, including online retailer Backcountry.com, which was acquired in 2007 by Liberty Media Corporation (NASDAQ: LSXMB). Mr. Klossner received his B.S. in finance from the University of Utah and an MBA from the University of Southern California.

Glen Nickle, Chief Legal Officer and Secretary.  Mr. Glen Nickle has been our Chief Legal Officer and Secretary since April 2025.  Mr. Nickle brings more than 30 years of legal and executive leadership experience across both public and private companies. Prior to joining us, Mr. Nickle was Chief Legal Officer and Corporate Secretary of Beyond, Inc. (formerly Overstock.com, Inc.), where he led the company’s legal, M&A, securities, litigation, and corporate governance functions. Mr. Nickle previously held senior legal roles at iFIT Health & Fitness Inc., supporting the company’s growth and strategic initiatives. Mr. Nickle holds a Juris Doctor, a Master of Accountancy, and a Bachelor of Science from Brigham Young University, and is an active member of the Utah State Bar.

Item 1A. Risk Factors

General Risks Relating to Our Business

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

We recorded net loss attributable to controlling interests of $170.5 million in fiscal 2025 and $88.3 million in fiscal 2024, net income of $13.4 million in fiscal 2023, a net loss of $13.7 million in fiscal 2022, net income of $17.1 million in fiscal 2021, and net income of $15.6 thousand in fiscal 2020. Prior to 2020, we recorded a net loss in all prior reporting periods. If our ability to generate positive net income remains inconsistent in the future, the value of our Common Stock would likely be materially and adversely affected.

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

In 2016, in connection with the Disney Litigation, the United States District Court for the Central District of California (the “California Court”) granted a preliminary injunction requiring us to cease certain business operations related to the filtering and streaming of copyrighted motion pictures for which we had not properly obtained a license. The preliminary injunction was issued pursuant to claims by the plaintiffs that we were unlawfully decrypting and streaming their Copyrighted Works, and violating the Digital Millennium Copyright Act (the “DMCA”). The preliminary injunction ultimately led to us filing a voluntary petition for relief under chapter 11 of the Bankruptcy Code, in 2017. In 2019, the California Court found us liable for copyright infringement, and violating the DMCA, with respect to certain motion pictures. Damages related to the respective copyright infringements, and DMCA violations, totaled $62.0 million. In 2020, we entered into the Disney Settlement Agreement as part of our Reorganization Plan and the Bankruptcy Court issued a final decree closing the Bankruptcy Case. For more information regarding the Disney Litigation, see “— Part I, Item 3. Legal Proceedings —Disney Litigation.”

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

Our computer systems and those of third parties we use in our operations are vulnerable to cybersecurity breaches, including cyber-attacks such as computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions. These systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. The addition of new features or upgrades also increases our exposure to vulnerabilities, and generative AI could intensify these cybersecurity risks. Any attempt by hackers to obtain our data (including customer and corporate information) or intellectual property (including digital content assets), disrupt our service or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems. To date, hackers have not had a material impact on our service or systems; however, there can be no assurance that hackers may not be successful in the future. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to implement and may limit the functionality of or otherwise negatively impact our service offering and systems. Any significant disruption to our service or access to our systems could result in a loss of customers and adversely affect our business and results of operation.

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

We utilize a combination of proprietary and third-party technology to operate our business. We also use technology to recommend and merchandise content to our consumers as well as to enable fast and efficient delivery of content to our customers and their various consumer electronic devices. For example, we have built and deployed our video on a content delivery network (“CDN”). To the extent Internet Service Providers do not interconnect with our CDN, or if we experience difficulties in its operation, our ability to efficiently, and effectively, deliver our content to our customers could be adversely impacted and our business and results of operation could be adversely affected. We also utilize third party technology to help market our service, process payments and otherwise manage the daily operations of our business. If our technology or that of third parties we utilize in our operations fails or otherwise operates improperly, our ability to operate our service, retain existing customers and add new customers may be impaired. Also, any harm to our customers’ personal computers or other devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.

If government regulations relating to the internet or other areas of our business change, we may need to alter the manner in which we conduct our business or incur greater operating expenses.

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

Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technology, business processes and the content on our website. From time to time, third parties may allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use, develop non-infringing technology or otherwise alter our business practices on a timely basis in response to claims for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business and competitive position may be adversely affected. In addition, the use or adoption of new and emerging technologies may increase our exposure to intellectual property claims. For example, the development and use of generative AI tools remain subject to uncertain legal frameworks, and the availability of copyright and other intellectual property protection for AI-generated material is uncertain. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the internet. Defending against intellectual property claims, whether they are with or without merit or are determined in our favor, would result in costly litigation and the diversion of technical and management personnel. It also may result in our inability to use our current website, streaming technology, our recommendation and merchandising technology or inability to market our service and merchandise our products. As a result of such disputes, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our merchandising or marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us, which would adversely affect our business operations.

In 2016, in connection with the Disney Litigation, the California Court granted a preliminary injunction requiring us to cease certain business operations related to the filtering and streaming of copyrighted motion pictures for which we had not properly obtained a license. The preliminary injunction was issued pursuant to claims by the plaintiffs that we were unlawfully decrypting and streaming their Copyrighted Works and violating the DMCA. The preliminary injunction ultimately led to us filing a voluntary petition for relief under chapter 11 of the Bankruptcy Code, in 2017. In 2019, the California Court found us liable for copyright infringement, and violating the DMCA, with respect to certain motion pictures. Damages related to the respective copyright infringements, and DMCA violations, totaled $62.0 million. In 2020, we entered into the Disney Settlement Agreement as part of our Reorganization Plan and the Bankruptcy Court issued a final decree closing the Bankruptcy Case. For more information regarding the Disney Litigation, see “— Part I, Item 3. Legal Proceedings —Disney Litigation.”

We may be engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.

From time to time, we may be subject to litigation or claims that could negatively affect our business operations and financial position. It is possible that a portion of our working capital could be required to fund expenses in our defense of future legal matters. As we grow, we expect the number of litigation matters against us to increase. To date, these matters have included claims of defamation and copyright infringement, litigation that is typically expensive to defend. Litigation disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management’s time and attention and could negatively affect our business operations and financial position. See“—Part I, Item 3. Legal Proceedings” for more information.

We may seek additional capital that may result in stockholder dilution or others having rights senior to those of our stockholders.

From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. The decision to obtain additional capital will depend on many factors, including but not limited to the following:

●	our degree of success in capturing a larger portion of the overall market for entertainment video;
●	the costs of establishing or acquiring development, marketing and distribution capabilities for our content;
●	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our issued patents and defending intellectual property-related claims;
●	the extent to which we acquire or invest in customer service, exclusive digital distribution of original content or technologies and other strategic relationships; and
●	the costs of financing unanticipated working capital requirements and responding to competitive pressures.

If we raise additional funds through the issuance of equity, equity-linked or debt securities, such securities may have rights, preferences or privileges senior to the rights of our Common Stock and our stockholders may experience dilution.

We depend on our senior management to achieve our objectives, and our loss of, or inability to obtain, key personnel or inability to attract and retain highly skilled employees could delay or hinder implementation of our business and growth strategies, which could adversely affect the value of your investment and our ability to pay dividends.

Our success depends on the diligence, experience and skill of our Board and officers. Neal Harmon is a director and our Chief Executive Officer. Jeffrey Harmon is our Chief Content Officer. Jordan Harmon is our President. Elizabeth Ellis is our Chief Operating Officer. Glen Nickle is our Chief Legal Officer. Scott Klossner is our Chief Financial Officer. We have neither employment agreements with, nor key man insurance for, any of our officers and the loss of any of them, but particularly Messrs. Neal, Jeffrey and Jordan Harmon, could harm our business, financial condition, cash flow and results of operations. Any such event would likely result in a material adverse effect on our business, results of operations and financial condition. To achieve our objectives, we rely on the hiring of new qualified employees. In our industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may not be successful in recruiting new personnel or in retaining and motivating existing personnel, which may be disruptive to our operations.

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

Our Board will have sole power and authority over our day-to-day management, subject only to the requirements of the DGCL. Holders of our Common Stock will not have an active role in our day-to-day management. The holders of each class of Common Stock vote together as a single class on each matter to be voted on by our stockholders, including the election of directors. On each such matter, each outstanding share of Class A Common Stock is entitled to one vote and each outstanding share of Class B Common Stock is entitled to ten votes.

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

Neither our directors nor our executive officers will be required to manage us as their sole and exclusive function and they may have other business interests and may engage in other activities in addition to those relating to us, provided that such activities do not compete with our business or otherwise breach their agreements with us; provided, that our executive officers and employee directors are all full-time employees of our company and are expected to spend such time fulfilling their duties as is necessary to do so. On the other hand, our non-employee directors are not full-time with our company and must only spend such time managing our company as they deem necessary to fulfill their fiduciary duties to our company. We depend on our directors and executive officers to successfully operate our company. Their other business interests and activities could divert time and attention from operating our business.

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

No assurance can be given that investors or stockholders will realize a return on their investments in us or that they will not lose their entire investment. There is a risk that we will not be able to successfully implement our business plan which could have an adverse effect on our ability to generate revenue and in turn, provide a return to investors. Further, we filed for bankruptcy in 2017 and as of September 30, 2020, the Reorganization Plan was confirmed and effective. We obtained a chapter 11 bankruptcy discharge and the terms of the Reorganization Plan require us to pay $9.9 million over fourteen years in fifty-six equal quarterly payments of $177.0 thousand (with an option to reduce the payment to $7.8 million by paying the loan off in three to five years) with the first payment becoming due October 15, 2020. This also includes all payment obligations under the promissory note payable to the Studios pursuant to the Disney Settlement Agreement, which promissory note has a term of fourteen years. The Company elected to pay the entire settlement amount within the five year period and as such, as of the year ended 2025, the required settlement amount of $7.8 million has been fully repaid.  If, upon the expiration of fourteen years after the Reorganization Plan Effective Date and there is no breach or violation of the Disney Settlement Agreement that remains uncured after written notice is received and there have not been four instances of unpermitted conduct in violation of the Disney Settlement Agreement, subject to a Notice of Default (as defined in the Disney Settlement Agreement), in a consecutive five year period, then the Note shall be cancelled, and the original Note marked “Paid and Cancelled” shall be returned to us. For more information regarding the Reorganization Plan and Disney Settlement Agreement, see“Part I, Item 3. Legal Proceedings—Disney Litigation.”

We may be found in violation of the Disney Settlement Agreement in relation to the unauthorized use of Copyrighted Works by a Studio or its affiliates. If a Studio prevails in an Enforcement Action against us, our business would be adversely impacted and this would significantly impair our ability to continue as a going concern.

In accordance with the Disney Settlement Agreement and the No Use Covenant described thereunder, we must certify that no Copyrighted Works of the Studios or their affiliates are stored on our computers or servers in compliance with the list(s) provided by the Studios of their Copyrighted Works. Thereafter, any unauthorized use (as described in the Disney Settlement Agreement) by us of a Copyrighted Work owned or controlled by a Studio or its affiliate without the express written authorization of a Studio or its affiliate is a “Strike,” regarded as unpermitted conduct in violation of the Disney Settlement Agreement, subject to a Notice of Default. If we incur four Strikes within a consecutive five-year period, any Studio may institute an Enforcement Action against us. If a Studio prevails in an Enforcement Action, it shall be entitled to all available remedies, including:  (i) acceleration of the Note, if the Note has not been canceled and (ii) foreclosure on all collateral pledged under the Security Agreement, which comprises all of our assets and all of the equity in Angel Studios owned by Neal Harmon and Jeffrey Harmon and would significantly adversely affect our financial condition and our ability to continue our business operations. For more information regarding the Disney Litigation, Reorganization Plan and Disney Settlement Agreement see“Part I, Item 3. Legal Proceedings —Disney Litigation.”

We are subject to liens on our personal property, including our intellectual property, under the Reorganization Plan, which if enforced, would significantly impair our intellectual property rights and our ability to continue as a going concern.

Pursuant to the Reorganization Plan, performance under the Note as well as the Express Covenants shall be secured by a first priority fully perfected lien, which was placed on all equity in Angel Studios owned by Neal and Jeff Harmon and all of our assets currently owned and controlled by us, our affiliates and subsidiaries, or acquired, created, owned and controlled by us after the Reorganization Plan Effective Date, including intellectual property, such as patents, patent applications, trademarks, tradenames, copyrights and copyright applications. In the event of a violation of the Express Covenants or an uncured default of the payment obligations as described within the Note, the Studios can institute an Enforcement Action in Bankruptcy Court. If the Studios prevail in an Enforcement Action against us, the Compliance Lien (as defined in the Disney Settlement Agreement) will be enforced and foreclosed upon, disposing of any collateral that could be used to satisfy the list of claims in accordance with the priorities set forth in the Reorganization Plan. The disposition of equity owned by Neal and Jeff Harmon could lead to a change in control of Angel Studios and investors would have limited rights to determine new management or the direction of Angel Studios. The Compliance Lien will remain in effect for fourteen years from the Reorganization Plan Effective Date. For more information regarding the Reorganization Plan and Disney Settlement Agreement, see“Part I, Item 3. Legal Proceedings —Disney Litigation.”

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

Artificial intelligence technologies present both competitive risks and strategic opportunities for our business.

Advances in generative artificial intelligence are lowering the barriers to film and TV show creation, which could enable new competitors to produce films and TV shows at reduced cost and timelines. AI-generated films and TV shows may also create consumer confusion, market saturation, or quality concerns that could affect audience willingness to engage with entertainment generally. If we are unable to effectively integrate AI into our operations, or if competitors are able to leverage AI capabilities more effectively than we can, our competitive position and results of operations could be adversely affected.

Our increasing use of artificial intelligence tools in engineering and operations introduces new risks.

We use AI-assisted development tools in our engineering processes, including for code generation, and are expanding AI use across operational functions. Our reliance on AI tools presents risks, including potential errors, biases, or vulnerabilities in AI-generated code or outputs that may not be detected through our quality assurance processes; dependence on third-party AI platforms and models that may change in availability, pricing, capability, or terms of use; potential intellectual property risks associated with AI-generated material and code, including uncertainty regarding ownership, licensing, and infringement; potential regulatory changes affecting the use of AI in film and TV show creation, distribution, or customer interactions; and risks related to the collection, processing, and use of member data in AI systems, including privacy and data protection concerns. We have implemented quality review processes and vendor oversight practices to manage these risks, although these measures may not prevent all adverse outcomes. Any of these risks, if realized, could increase our costs, disrupt our operations, or subject us to legal liability.

Risks Relating to Our Bitcoin Treasury Strategy

Our bitcoin treasury strategy exposes us to various risks, including risks associated with bitcoin

Our bitcoin treasury strategy exposes us to various risks, including the following:

Bitcoin is a highly volatile asset. Bitcoin is a highly volatile asset that has traded below $77,000 per bitcoin and above $126,000 per bitcoin on BitGo during 2025. The trading price of bitcoin was significantly lower during prior periods, and such decline may occur again in the future.

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

The U.S. federal government, states, regulatory agencies and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of bitcoin or the ability of individuals or institutions such as us to own or transfer bitcoin. For example, within the past several years:

●	in September 2025, Nasdaq reportedly announced new informal interpretations of its rules that require certain Nasdaq-listed companies to obtain shareholder approval before engaging in certain transactions, such as private placements for the purpose of acquiring digital assets or accepting in-kind contributions of digital assets in exchange for equity;
●	in July 2025, President Trump signed into law the Guiding and Establishing National Innovation for US Stablecoins Act (“GENIUS Act”), establishing a legislative framework for the regulation of payment stablecoins and marking the first federal legislation for the regulation of digital assets in the U.S.;

●	in July 2025, the U.S. House of Representatives passed the Digital Asset Market Clarity Act of 2025 (“CLARITY Act”), a comprehensive digital asset market structure and regulation bill. The CLARITY Act, and other digital asset market structure and regulation bills, remain under consideration and continue to evolve in the U.S. Senate;
●	in January 2025, President Trump signed an executive order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries and on July 30, 2025, such working group published a report on strengthening American leadership in digital financial technology, which recommended several regulatory and legislative proposals to advance President Trump’s January 2025 executive order;
●	in January 2025, the SEC announced the formation of a “Crypto Task Force,” which will seek to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend policy measures with respect to digital asset security status, registration and listing of digital asset-based investment vehicles, and digital asset custody, lending and staking;
●	in June 2023, the SEC filed complaints against Binance Holdings Ltd. and Coinbase, Inc., and their respective affiliated entities, relating to, among other claims, that each party was operating as an unregistered securities exchange, broker, dealer, and clearing agency; but has since dismissed its action against Binance Holdings Ltd. and dismissed its enforcement action against Coinbase, Inc.;
●	in November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer, and clearing agency;
●	the European Union adopted Markets in Crypto Assets Regulation (“MiCA”), a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like bitcoin;
●	in June 2023, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023 (“FSMA 2023”), which regulates market activities in “cryptoassets;”
●	in November 2023, Binance Holdings Ltd. and its then chief executive officer reached a settlement with the U.S. Department of Justice, CFTC, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the CFTC, pursuant to which Binance Holdings Ltd. agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States; and
●	in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

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

It is not possible to predict whether, or when, new laws will be enacted that change the legal framework governing digital assets or provide additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions.  It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and bitcoin specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of bitcoin, as well as our ability to hold or transact in bitcoin, and in turn adversely affect the market price of our Common Stock.

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

The price of bitcoin has historically been subject to dramatic price fluctuations and is highly volatile. In December 2023, the FASB issued ASU No. 2023-08, which we adopted as of January 1, 2025. We determine and record the fair value of our digital assets in accordance with ASC Topic 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined are the principal market for such assets (Level I inputs). We determine the cost basis of our digital assets using the cost at the time of acquisition of each unit received. Realized and unrealized gains and losses are now recorded to Net loss (gain) on digital assets in our consolidated statement of operations.

For periods prior to January 1, 2025, impairment losses were recognized within net loss (gain) on digital assets in our consolidated statements of operations in the period in which the impairment was identified. Also for periods prior to January 1, 2025, gains were not recorded until realized upon sale(s), at which point they were presented net of any impairment losses for the same digital assets held. In determining the gain to be recognized upon sale, we calculated the difference between the sales price and carrying value of the digital assets sold immediately prior to sale. See “Note 3” to the accompanying consolidated financial statements included herein for further discussion.

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

As of December 31, 2025, we had an accumulated deficit of approximately $241.5 million. During the year ended December 31, 2025, we incurred a net loss of approximately $170.5 million and used cash in operating activities of approximately $83.3 million. Management is working to increase revenues through the growth of Angel Guild memberships, our pipeline of theatrical releases through 2026 and additional streaming agreements. Management believes it will be able to continue to fund operating capital shortfalls for the next year through the issuance of debt and Common Stock. Our ability to obtain equity or debt financing may in turn depend on, among other factors, the value of our bitcoin holdings, investor sentiment and the general public perception of bitcoin, our strategy and our value proposition. Accordingly, a significant decline in the market value of our bitcoin holdings or a negative shift in these other factors may create liquidity and credit risks, as such a decline or such shifts may adversely impact our ability to secure sufficient equity or debt financing to satisfy our financial obligations. These risks could materialize at times when bitcoin is trading below its carrying value on our most recent balance sheet or our cost basis.

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

As of December 31, 2025, the insurance that covers losses of our bitcoin holdings would cover the entire value of our bitcoin holdings in an isolated loss scenario where only our bitcoin holdings were affected. However, should the loss be more widespread, it is possible that only a small portion of our bitcoin holdings would ultimately be insured. There can also be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our bitcoin. Moreover, our use of custodians exposes us to the risk that the bitcoin our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such bitcoin. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our bitcoin.

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

The emergence or growth of digital assets other than bitcoin may have a material adverse effect on our financial condition. As of December 31, 2025, bitcoin was the largest digital asset by market capitalization. However, there are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-work mining like the Bitcoin network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to bitcoin.

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

Item 1B. Unresolved Staff Comments

None

Item 1C. Cybersecurity

We have implemented structured processes to evaluate, identify, and mitigate significant cybersecurity risks that may affect the confidentiality, integrity, or availability of its information systems and data. These processes include implementing controls and technologies designed to prevent, detect, and mitigate data loss, theft, misuse, unauthorized access, or other security incidents. Our information security program safeguards confidential, proprietary, business, and personal information and incorporates measures to mitigate the impact of security incidents involving third-party vendors or customers.

We actively oversee cybersecurity risks related to third-party technologies, including encryption, authentication, employee email, and content delivery. Our risk management strategy includes security assessments, penetration testing, vulnerability management, and audits. All employees with access to information systems are required to review and and comply with the Angel Cybersecurity Policy.

Our Security Chapter is responsible for overseeing cybersecurity initiatives and collaborates with teams across Angel Studios to ensure compliance with industry best practices. The Security Chapter is led by an industry expert with more than 18 years of professional cybersecurity experience. We also engage independent third-party assessors when necessary to evaluate and enhance our cybersecurity posture. Cybersecurity risks and associated controls are reviewed regularly as part of our enterprise risk management framework.

Risk Management & Strategy. We maintain an enterprise information security program that uses industry frameworks to identify, assess, and manage cybersecurity risks across our cloud infrastructure, content delivery platforms, payment processing, and corporate systems. Program elements include security governance, access control, encryption, vulnerability management, penetration testing, incident response, employee training, and third‑party risk management. For critical vendors (e.g., cloud, CDN, payment processors), we perform due diligence, impose contractual security requirements, and conduct periodic assessments.

Governance. The Board of Directors, through the Audit Committee, oversees cybersecurity risk at least quarterly. Management provides updates on threat trends, program maturity, third‑party risk, incidents, and remediation activities.

Incidents & Effects. To date, we have not experienced a material cybersecurity incident. We receive and investigate attempted attacks and take remediation steps as appropriate. Based on our assessments, cybersecurity risks have not materially affected our operations, strategy, or financial results to date; however, future incidents (including at third-party providers) could have a material effect. We also acknowledge that generative AI could intensify these cybersecurity risks.

Item 2. Properties

Our primary assets are our Intellectual Property and the contracts we have entered into directly.We lease our corporate office facilities at 295 W. Center St., Provo, Utah, under a lease commencing on December 15, 2016, and ending on February 28, 2029. In July 2021, we purchased a 50.0% ownership interest in the building and entity that we lease our corporate office facilities from. We also entered into three new leases to expand our corporate office space at 265 W., 275 W. and 285 W Center St., Provo, Utah under leases commencing August 1, 2022, March 1, 2024 and July 1, 2022, respectively, and ending July 31, 2027, February 28, 2029 and September 30, 2027, respectively. On September 28, 2023, we entered into a lease addendum for the leased premises located at 285 W Center St., Provo, Utah to clarify that due to construction delays, the lease began on October 1, 2022 rather than on July 1, 2022, and will end on September 30, 2027. We have entered into a warehouse lease at 951 East 1950 North in Spanish Fork, Utah that began on September 1, 2022 and will end September 30, 2027. We also entered into an office lease at 526 Selby Ave, St Paul, Minnesota that began on June 1, 2025 and will end May 31, 2027. We do not currently own or lease any other real property. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings

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

On March 6, 2019, the California Court granted the Plaintiffs’ motion for partial summary judgment as to liability. The order found that we were liable for infringing the copyrights and violating the Digital Millennium Copyright Act (“DMCA”), with respect to certain motion pictures of the Plaintiffs. Damages related to the respective copyright infringements and DMCA violations were decided by a jury trial in June 2019. The jury found that we willfully infringed the Plaintiffs’ copyrights and awarded statutory damages of $75.0 thousand for each of the 819 infringed titles, or $61.4 million. The jury also awarded statutory damages of $1.3 thousand for DMCA violations for each of the 819 infringed titles, or $1.0 million. The total award for both counts is $62.4 million. On September 23, 2019, a judgment consistent with the jury’s verdict was entered against us by the California Court. The Plaintiffs also sought an award of costs and attorneys’ fees.

On August 26, 2020, we entered into a Settlement Agreement (the “Disney Settlement Agreement”) with the Plaintiffs as part of our Reorganization Plan, effectively ending the litigation. See “—Part I, Item 1. Business—History of the Business—Reorganization Plan” for more information on the Disney Settlement Agreement and Reorganization Plan.

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

Chapter 11 Bankruptcy

On October 18, 2017, we filed a voluntary petition for relief under chapter 11, title 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Utah (the “Bankruptcy Court”), case number 17-29073 (the “Bankruptcy Case”). On November 17, 2020, the Bankruptcy Court issued a final decree closing the Bankruptcy Case. See“—Part I, Item 1. Business—History of the Business—Reorganization Plan” for more information.

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

On April 20, 2021, the Bankruptcy Court lifted the stay as the final decision in the Disney Litigation had been determined and we were no longer in bankruptcy. VidAngel Entertainment assumed responsibility for defense of the ClearPlay litigation, and any settlement discussions thereto, as part of the asset purchase agreement, dated March 1, 2021, by and between Angel Studios, Skip TV Holdings, LLC and VidAngel Entertainment, LLC (the “VidAngel Asset Purchase Agreement”). On November 4, 2021, we informed the court that we sold VidAngel and VidAngel Entertainment is the successor. On January 14, 2022, ClearPlay filed a response stating Angel Studios and VidAngel Entertainment are liable for past infringement as they are the successor to VidAngel.

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

On April 4, 2023, The Chosen initiated a private binding arbitration against us alleging certain material breaches of contract under the Chosen Agreement and seeking to terminate the Chosen Agreement pursuant to which we were granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the TV series “The Chosen” and any future audiovisual productions derivatives thereof. On September 25, 2024, the arbitrator proceeding issued the Award granting The Chosen’s breach of contract claims and terminating the Chosen Agreement effective as of May 28, 2024. The Award granted The Chosen monetary damages in the amount of $30.0 thousand, plus costs and an allocable portion of its attorney fees. The Award denied in full The Chosen’s claims for the remedies of disgorgement of profits and corrective advertising.

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

As discussed in Item 7, Recent Developments - Asset Purchase Agreement, we entered into a Term Sheet with 2521 that sets forth the principal terms and conditions governing the joint venture between the JV Partners (as defined below), through Giant Slayer Media (as defined below). The Term Sheet, pursuant to its terms, became binding on October 7, 2025, upon the execution of that certain Asset Purchase Agreement by and between Slingshot and Giant Slayer Media, also dated as of October 7, 2025.

In addition to the consummation of the transactions contemplated in the Term Sheet, the Asset Purchase Agreement also provided for, upon the closing of the transactions contemplated therein, the revocation by Slingshot of its deemed termination of the CDA and the dismissal of the current lawsuit, brought by Slingshot against Angel Studios Licensing, LLC, our affiliate, pursuant to a Confidential Dismissal Agreement and Mutual Release (the “Dismissal Agreement”) effective as of October 7, 2025, by and between Angel Studios Licensing, LLC and Slingshot. The Dismissal Agreement resolved in full the action titled Slingshot USA, LLC v. Angel Studios Licensing, LLC, Case No. 250401064, in the Fourth Judicial District Court, Utah County, State of Utah Lawsuit, and any and all claims arising from or relating to the parties’ prior content distribution agreement, the CDA, concerning DAVID and Young David. Slingshot dismissed the Lawsuit with prejudice on October 8, 2025.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities

Market Information

Our Class A Common Stock is listed on the New York Stock Exchange and trades under the symbol “ANGX.” Our Class B Common Stock is not listed or traded on any stock exchange.

Holders

The approximate number of holders of record of our Class A Common Stock as of March 9, 2026 was 62,754 and the approximate number of holders of record of our Class B Common Stock as of that date was 10,049.

Dividend Policy

We have never declared or paid any cash dividends, and we do not currently anticipate paying any cash dividends in the foreseeable future.

Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act.

The performance graph below shows the cumulative total return to our stockholders between September 11, 2025 (the date that our Class A common stock commenced trading on the NYSE) through December 31, 2025, in comparison to the Standard & Poor’s 500 Stock Index (“S&P 500 Index”), the NYSE Composite, and the Dow Jones Internet Composite Index (“DJINET”). The graph assumes that $100 was invested in our Class A common stock and each index at their closing prices on September 11, 2025 and data for the indexes assumes reinvestment of any dividends. The stock price performance shown in the graph represents past performance and is not necessarily indicative of future stock price performance.

Unregistered Sales of Equity Securities

There were no other unregistered securities to report which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

None

Item 6. Reserved

[Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and liquidity and capital resources should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Part II, Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those that are set forth under “Special Note Regarding Forward-Looking Statements,” “Part I, Item 1A. Risk Factors” and elsewhere in this Annual Report. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

As of December 31, 2025, through the Angel Guild, approximately 2.0 million paying members help decide what film and TV projects we will market and distribute.

Pledge to Amplify Light

All Guild members make a written pledge stating: “When I vote, I pledge to help choose excellent entertainment that is true, honest, noble, just, authentic, lovely or admirable.”

Components of Results of Operations

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

Bitcoin Treasury Strategy

As of December 31, 2025, we held an aggregate of approximately 303.1 bitcoins. This equates to 1.7925 bitcoin per million shares of our Common Stock. We plan to continue to acquire and hold bitcoin as a strategic treasury asset as an adjunct to our core film and TV distribution business. The continued implementation of our bitcoin treasury strategy aims to support our mission-driven approach of funding the world’s best filmmakers in producing stories that amplify light for generations to come. The overall strategy contemplates that we may (i) enter into capital raising transactions that are collateralized by our bitcoin holdings, (ii) consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings and (iii) periodically sell bitcoin for general corporate purposes, including to generate cash to meet our operating requirements.

Financings

Regulation A Offerings

From time to time, we conduct offerings under Regulation A of the Securities Act, the proceeds of which we use for working capital and other general corporate purposes.

In September 2024, we sold an aggregate of 3,538,661 shares of our Class A Common Stock, pursuant to an offering under Regulation A of the Securities Act. The price of the Class A Common Stock was $5.66 per share, and the Regulation A Offering generated gross proceeds of approximately $20.0 million. We used the proceeds from the Reg A Offering to manage our business and provide working capital for our operations, as well as expenses relating to salaries and other compensation to our officers and employees.

In September 2025, we sold an aggregate of 6,688,077 shares of our Class A Common Stock, pursuant to an offering under Regulation A. The price of the Class A Common Stock was $8.23 per share, and the Regulation A Offering generated gross proceeds of approximately $55.0 million. We used the proceeds from the Reg A Offering to manage our business and provide working capital for our operations, as well as expenses relating to salaries and other compensation to our officers and employees.

At the Market Offering

On December 5, 2025, we entered into an equity distribution agreement (the “Equity Distribution Agreement”), dated as of December 5, 2025, with Oppenheimer & Co. Inc., TCBI Securities, Inc., doing business as Texas Capital Securities, Maxim Group LLC and Roth Capital Partners, LLC (each, a “Sales Agent,” and together, the “Sales Agents”), providing for the offer and sale to or through the Sales Agents, from time to time, shares of our Class A common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $150,000,000. During the year ended December 31, 2025, we sold an aggregate of 196,348 shares of our Class A Common stock, generating gross proceeds of $1.0 million.

In accordance with the terms of the Equity Distribution Agreement, we may offer and sell shares of our Common Stock at any time and from time to time through the Sales Agents. Sales of the shares, if any, will be made by means of transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), including block trades and sales made in ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of the sale, at prices related to prevailing market prices or at negotiated prices.

The Sales Agents will receive from us a commission of up to 3.0% of the gross sales price per share for any shares sold through it under the Equity Distribution Agreement. The net proceeds we receive from the sale of our Common Stock in this offering will be the gross proceeds received from such sales less the commissions and any other costs we may incur in issuing the shares. Subject to the terms and conditions of the Equity Distribution Agreement, the Sales Agents are not required to sell any specific number or dollar amount of shares but will use their commercially reasonable efforts to sell on our behalf any shares to be offered under the Equity Distribution Agreement. Under the terms of the Equity Distribution Agreement, we also may sell shares to the Sales Agents as principals for their own account to the extent permitted under the Securities Act and the Exchange Act.

Off the Chain

On September 11, 2024, we and Off the Chain, LP (“Off the Chain”), a leading bitcoin asset management firm, entered into an agreement in principle for an investment by Off the Chain of approximately $10.0 million to help support our bitcoin treasury strategy. On September 30, 2024, we entered into a stock purchase agreement with Off the Chain, pursuant to which Off the Chain agreed to purchase an aggregate of 1,769,328 shares of Class A Common Stock, at a price of $5.66 per share, for an aggregate purchase price of

$10.0 million, payable in bitcoin. The sale closed on October 10, 2024. We used the proceeds from our sale of Class A Common Stock to Off the Chain to support our bitcoin treasury strategy.

Loan and Security Agreement with Warrant Offering

On September 8, 2025, we entered into a Loan and Security Agreement with certain lenders, which provides us with an up to $100.0 million term loan with a delayed draw feature, which is composed of four committed tranches: (i) the first tranche in an aggregate principal amount of $40.0 million, which was funded on the closing date; (ii) the second tranche in an aggregate principal amount equal to $20.0 million, which was drawn in February 2026; (iii) the third tranche in an aggregate principal amount equal to $20.0 million, which may be drawn by December 31, 2026 and (iv) the fourth tranche in an aggregate principal amount equal to $20.0 million, which may be drawn by June 30, 2027. The availability of each tranche will be subject to achievement by us of certain conditions, including, without limitation, achievement of a specified minimum annualized recurring revenue and receipt by us of a minimum of net cash proceeds from the sale or issuance of equity. Borrowings under the credit facility will be used to pay off certain of the Company’s existing indebtedness, as well as for general working capital purposes and business operations.

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

Other

During the year ended December 31, 2025, we sold an aggregate of 9,266,477 shares of Class A Common Stock to various purchasers, generating gross proceeds of approximately $49.1 million. The issuances of the Class A Common Stock were made in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. We intend to use the proceeds from the sales of Class A common stock to manage our business and provide working capital for our operations. The proceeds may also be used to pay expenses relating to salaries and other compensation to our officers and employees.

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

Recent Developments

Homestead Merger

On November 14, 2025, we entered into an Agreement and Plan of Merger (“Homestead Merger Agreement”), by and among the Company, Angel Black Autumn Merger Sub, Inc., a Delaware Corporation and wholly-owned subsidiary of the Company, Black Autumn Show, Inc., a Delaware Corporation (“Homestead”) and the Stockholder Representative (as defined in the Black Autumn Merger Agreement), pursuant to which we will acquire directly or indirectly all of the equity interests of Black Autumn Show, Inc. (“Black Autumn”), which owns the rights to the Homestead movie and series. Under the terms of the Homestead Merger Agreement, if the merger is completed, at the effective time of the merger, the following consideration will be payable: at the effective time, each holder of issued and outstanding shares of Black Autumn Stock will be entitled to receive (a) that number of shares of our Class A Common Stock equal to (i)(A) the Homestead Per Share Merger Consideration multiplied by (B) the number of shares Homestead Stock held by such holder as of immediately prior to the Effective Time, divided by (ii) $6.13, plus (b) such holder’s Homestead Pro Rata Share of the Homestead Royalty Shares. All capitalized terms used in this paragraph are used as defined in the Homestead Merger Agreement, which is filed as Exhibit 10.16 to this Annual Report.

Toothy Cow Productions Merger

On November 14, 2025, we entered into an Agreement and Plan of Merger (“TCP Merger Agreement”), by and among Angel TCP Merger Sub, LLC, a Delaware limited liability company and a wholly owned subsidiary of Angel, Toothy Cow Productions, LLC, a Tennessee limited liability company (“TCP”), and the unitholder representative, pursuant to which we will acquire directly or indirectly all of the equity interests of TCP, which owns the rights to the Wingfeather Saga series. Under the terms of the TCP Merger Agreement, if the merger is completed, at the effective time of the merger, the following consideration will be payable: at the effective time, all of the issued and outstanding common units of membership interests of TCP (the “TCP Common Units”), preferred unit of membership interests of TCP designated as Class A Preferred Units (the “TCP Class A Preferred Units”), and preferred unit of membership interests of TCP designated as Class B Preferred Units (the “TCP Class B Preferred Units,” and, collectively with the TCP Common Units and the TCP Class B Preferred Units, the “TCP Units”) will be cancelled and extinguished and converted automatically into the right to receive a portion of the TCP Aggregate Stock Consideration. With respect to holders of TCP Units, the TCP Aggregate Stock Consideration is equal to (a) the TCP Stock Consideration Per Common Unit, multiplied by (b) the number of shares of TCP Units held by such holder as of immediately prior to the TCP Closing; with respect to holders of TCP Class A Preferred Units, the TCP Aggregate Stock Consideration is equal to (a) the TCP Stock Consideration Per Class A Preferred Unit, multiplied by (b) the number of shares of TCP Class A Preferred Units held by such holder as of immediately prior to the TCP Closing; and with respect to holders of TCP Class B Preferred Units, the TCP Aggregate Stock Consideration is equal to (a) the TCP Stock Consideration Per Class B Preferred Unit, multiplied by (b) the number of shares of TCP Class B Preferred Units held by such holder as of immediately prior to the TCP Closing. All capitalized terms used in this paragraph are used as defined in the TCP Merger Agreement, which is filed as Exhibit 10.14 to this Annual Report.

Tuttle Twins Show Merger

On November 14, 2025, we entered into an agreement and plan of merger (“TTS Merger Agreement”) pursuant to which we will acquire directly or indirectly all of the equity interests of Tuttle Twins Show, LLC. (“TTS”), which owns the rights to the Tuttle Twins series. Under the terms of the TTS Merger Agreement, if the merger is completed, at the effective time of the merger, the following consideration will be payable: at the Effective Time, all of the issued and outstanding common units of membership interests of TTS (the “TTS Common Units”) and preferred units of membership interests of TTS (the “TTS Preferred Units,” and, together with the TTS Common Units, the “TTS Units”) will be cancelled and extinguished and converted automatically into the right to receive the TTS Merger Consideration, consisting of, as applicable, (a) for TTS Investors, an amount in cash equal to the TTS Investor Per Unit Cash Consideration and a number of shares of the Company’s Class A Common Stock equal to the TTS Investor Per Unit Stock Consideration, (b) for TTS Key Operators, a number of shares of Company Class A Common Stock equal to the TTS Key Operator Per Unit Stock Consideration. All capitalized terms used in this paragraph are used as defined in the TTS Merger Agreement, which is filed as Exhibit 10.15 to this Annual Report.

Asset Purchase Agreement

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

Pursuant to the Term Sheet, the Company contributed $31,366,686 and 2521 contributed $46,550,473 in cash to the JV. Moreover, the Company was credited, as a capital contribution, an amount equal to $2,342,277 on account of a previous investment with Slingshot, which resulted in the Company’s total initial capital contribution of $33,708,963. Following the cash contribution by the JV Partners, the equity split in the JV became 42% to the Company and 58% to 2521.

Separately, under the Term Sheet, the JV Partners agreed to negotiate in good faith and execute definitive agreements to implement the terms of the Term Sheet, including the Asset Purchase Agreement, the LLCA and the Distribution Agreement, each in form and substance reasonably acceptable to the JV Partners. The LLCA became effective on October 2, 2025, and the Distribution Agreement became effective on November 19, 2025.

Under the Term Sheet, and by means of the Asset Purchase Agreement, Giant Slayer Media acquired substantially all of the assets of Slingshot related to the animated feature film, DAVID, the associated works and certain other ancillary rights and obligations, for an aggregate purchase price of $77,917,159 in cash. Further, except as may be otherwise provided in the Distribution Agreement: (a) Giant Slayer Media acquired ownership of the Purchased Assets under the Asset Purchase Agreement; (b) each of the JV Partners agreed to assign, and caused its affiliates and personnel to assign, to Giant Slayer Media all rights, title and interest in and to any derivative works, sequels, prequels, spinoffs or other works based on or derived from the Purchased Assets and (c) all such rights will automatically vest in Giant Slayer Media without further action. The Company or its relevant affiliate is acting as the distributor of the Purchased Assets under the Distribution Agreement, which contain specific payment terms, events of default and guaranty terms. The relationship of the JV Partners in the JV is governed by the LLCA, which contain specific terms regarding the distribution of proceeds received from the Company under the Distribution Agreement and other terms relating to the management of the JV.

In addition to the consummation of the transactions contemplated in the Term Sheet, the Asset Purchase Agreement also provided for, upon the closing of the transactions contemplated therein, the revocation by Slingshot of its deemed termination of the distribution agreement between the Company and Slingshot and the dismissal of the current lawsuit, brought by Slingshot against Angel Studios Licensing, LLC, the Company’s affiliate, pursuant to a Confidential Dismissal Agreement and Mutual Release effective as of October 7, 2025, by and between Angel Studios Licensing, LLC and Slingshot. The Dismissal Agreement resolved in full the action titled Slingshot USA, LLC v. Angel Studios Licensing, LLC, Case No. 250401064, in the Fourth Judicial District Court, Utah County, State of Utah, and any and all claims arising from or relating to the parties’ prior content distribution agreement concerning DAVID and Young David. Slingshot dismissed the Lawsuit with prejudice on October 8, 2025. The foregoing summary does not purport to be a complete description and is subject to and qualified in its entirety to the full text of the Term Sheet, which is filed as Exhibit 10.8 to this Annual Report.

Financial Operations Overview

Revenues

Historically, we have primarily generated revenue from the Angel Guild, theatrical distribution, content licensing and other.  See “Revenue” for more information.

Cost of Revenues

Cost of revenues represents the direct costs incurred by us in generating our revenue. These costs include expenses directly associated with the goods or services sold during the reporting period. Components of cost of revenues include items such as licensing royalty expense, free theatrical tickets for premium Guild members, content amortization, film delivery costs, hosting, merchandise costs, credit card fees, freight and shipping costs and costs of services provided.

Operating Expenses

Selling and Marketing: Selling and marketing expenses include the promotion of the Angel Guild and increasing memberships, as well as current and future theatrical releases. As we continue to bring on additional content, drive Angel Guild memberships and promote future theatrical releases, this cost is expected to continue to rise.

Research and Development: Research and development expenses consist of personnel necessary to continue our focus on improving existing products, optimizing existing services and developing new technology to better meet the needs of our customers and partners. These expenses also include the amortization of capitalized software.  See Note 8, Capitalized Software, Net for more information.

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

Results of Operations

The following represents our performance highlights for the year ended December 31, 2025, as compared to the year ended December 31, 2024:

	For the year ended December 31,		Change
	2025	2024	2025 vs. 2024
Revenues	$321,558,306	$96,516,439	$225,041,867	233%
Cost of revenues	124,859,025	44,359,743	80,499,282	181%
Selling and marketing	297,318,582	92,916,888	204,401,694	220%
General and administrative	37,865,112	22,283,772	15,581,340	70%
Research and development	15,527,749	12,842,710	2,685,039	21%
Legal expense	10,096,316	10,832,877	(736,561)	(7)%
Operating loss	(164,108,478)	(86,719,551)	(77,388,927)	89%
Net gain (loss) on digital assets	(1,792,728)	1,683,946	(3,476,674)	(550)%
Interest expense	(11,834,846)	(2,366,014)	(9,468,832)	400%
Interest income	5,445,207	3,490,743	1,954,464	56%
Other income (expense)	1,799,524	(1,000,000)	2,799,524	(280)%
Loss before income tax expense	(170,491,321)	(84,910,876)	(85,580,445)	101%
Income tax expense	—	3,534,602	(3,534,602)	(100)%
Net loss	$(170,491,321)	$(88,445,478)	$(82,045,843)	93%

Revenues

The following represents our revenue by type for the year ended December 31, 2025, as compared to the year ended December 31, 2024:

	For the year ended December 31,		Change
	2025	2024	2025 vs. 2024
Angel Guild	$209,724,757	$35,646,375	$174,078,382	488%
Theatrical	77,008,602	29,445,641	47,562,961	162%
Content licensing	24,466,996	16,588,700	7,878,296	47%
Merchandise	7,359,835	5,808,750	1,551,085	27%
Pay it Forward	1,078,466	5,610,677	(4,532,211)	(81)%
Theatrical Pay it Forward	719,370	2,213,993	(1,494,623)	(68)%
Other	1,200,280	1,202,303	(2,023)	—%
Total revenue	$321,558,306	$96,516,439	$225,041,867	233%

During the year ended December 31, 2025 compared to the year ended December 31, 2024, the increase in revenues was largely due to: 1) an increase in Angel Guild revenue by $174.1 million as a result of increased Angel Guild members from approximately 0.6 million to approximately 2.0 million from December 31, 2024 to December 31, 2025, 2) an increase in Theatrical revenue by $47.6 million as a result of more successful theatrical box office releases in 2025, including the King of Kings and David, 3) an increase in content licensing revenue of $7.9 million as a result of larger licensing deals being entered into from our 2025 theatrical releases,compared to 2024 which had smaller theatrical box office releases and in turn smaller licensing deals and 4) an increase in Merchandise revenue of $1.6 million as our films brand recognition become stronger. This increase was offset by a decrease in Pay it Forward and Theatrical Pay it Forward revenue of $6.0 million, due to our focus transitioning away from Pay it Forward and focusing more on the Angel Guild.

Cost of Revenues

The following represents our costs of revenue by type for the year ended December 31, 2025, as compared to the year ended December 31, 2024:

	For the year ended December 31,		Change
	2025	2024	2025 vs. 2024
Angel Guild	$36,038,504	$6,722,490	$29,316,014	436%
Theatrical	6,710,115	2,540,130	4,169,985	164%
Royalties	58,626,459	17,374,568	41,251,891	237%
Other	23,483,947	17,722,555	5,761,392	33%
Total cost of revenues	$124,859,025	$44,359,743	$80,499,282	181%

During the year ended December 31, 2025 compared to the year ended December 31, 2024, the increase in cost of revenues was largely due to: 1) an increase in Angel Guild cost of revenues by $29.3 million was a result of increased memberships and the associated transaction fees of $19.2 million related to that growth, as well as an increased number of free movie tickets for premium Angel Guild members for Angel theatrical releases of $7.9 million. The increase in theatrical cost of revenues of $4.2 million was a result of 8 films being released during the year ended December 31, 2025 with only 5 films being released during the year ended December 31, 2024. The increase in royalties of $41.3 million was a result of higher royalties earned by filmmakers, with most of the increase directly related to the profit sharing of the Angel Guild revenues during the year.

Selling and Marketing

The following represents our selling and marketing expenses by type for the year ended December 31, 2025, as compared to the year ended December 31, 2024:

	For the year ended December 31,		Change
	2025	2024	2025 vs. 2024
Angel Guild	$163,105,904	$33,986,411	$129,119,493	380%
Theatrical	116,843,847	48,804,537	68,039,310	139%
Other	17,368,831	10,125,940	7,242,891	72%
Total selling and marketing	$297,318,582	$92,916,888	$204,401,694	220%

During the year ended December 31, 2025, compared to the year ended December 31, 2024, the increase in selling and marketing expenses was largely due to: 1) an increase in Angel Guild sales and marketing expenses of $129.1 million as a result of the promotion of the Angel Guild in an effort to increase memberships and 2) an increase in theatrical sales and marketing expenses of $68.0 million as a result of 8 box theatrical box office releases in 2025 compared to 5 box office releases in 2024. As we continue to bring on additional content, drive Angel Guild memberships and promote future theatrical releases, this cost is expected to fluctuate, but overall remain high and be a significant component of our operating expenses.

Other Operating Expenses

For the year ended December 31, 2025, compared to the year ended December 31, 2024, the increase in general and administrative costs of $15.6 million were primarily related to: 1) additional employee costs of $3.5 million during 2025 related to the support staff necessary to manage the continued and expected growth of the business, 2) additional equity issuance costs of $5.3 million during 2025 due to an increase in the cost of equity granted to employees, 3) additional 3rd party accounting and auditing services of $3.9 million as a result of the costs incurred from the Business Combination, 4) additional foreign withholding tax of $0.7 million as a result of increase licensing deals in international territories, 5) amortization of $1.0 million of the prepaid content rights related to a First Look Agreement the Company entered into with an artist granting the Company the right of first refusal on the artist’s future projects, and 6) additional software costs of $0.7 million.

For the year ended December 31, 2025, compared to the year ended December 31, 2024, the increase in research and development costs of $2.7 million were primarily related to: 1) additional employee costs of $0.6 million related to additional staff necessary to manage the continued and expected growth of the business, 2) additional software costs of $0.9 million, and 3) additional amortization of capitalized software of $1.3 million. The increase in research and development expenses also reflects our expanded investment in artificial intelligence capabilities and AI-assisted development practices. During 2025, we integrated AI development tools across our engineering organization and invested in an AI-enhanced discovery and recommendation system, which helped lead to increased member engagement with our film and TV show library. We believe our adoption of AI-accelerated development practices improves our engineering productivity and enables us to allocate a greater proportion of our technical resources to architecture, product design, and quality assurance rather than manual code generation. We expect to continue increasing our investment in AI tools and capabilities in future periods.

For the year ended December 31, 2025, compared to the year ended December 31, 2024, the decrease in legal expense of $0.7 million was largely a result of a decrease in legal costs associated with The Chosen arbitration and estimated liabilities as a result of the arbitration during 2024, which was offset by additional legal costs from the Business Combination. For more information, see “Part I, Item 3. Legal Proceedings.”

Other Income and Expense

The decrease in the gain/loss on digital assets of $3.5 million in 2025 is a result of measuring our digital assets at fair value at the end of each reporting period per Accounting Standards Update (“ASU”) No. 2023-08 and the value of bitcoin decreasing during the year ended December 31, 2025. During the year ended December 31, 2024, we sold a portion of our digital assets and as such recognized a realized gain of $1.7 million.

The increase in interest expense of $9.5 million is related to a higher dollar amount of P&A and other notes entered into and outstanding during the year ended December 31, 2025, compared to the year ended December 31, 2024, as can be seen on our consolidated statements of cash flows.

The increase in interest income of $2.0 million is the result of higher cash balances during the year ended December 31, 2025, compared to the year ended December 31, 2024.

For the year ended December 31, 2025, the $1.8 million in other income is the result of a $2.4 million gain related to an IRS regulation released in Q4 2025, which, as a result, allowed the Company to remove a previously booked excise tax accrual in relation to the Business Combination, offset by $0.6 million in expenses related to the impairment of investments. For the year ended December 31, 2024, the $1.0 million other expense was related to an impairment loss on an equity investment.

Liquidity and Capital Resources

Operating and Capital Expenditure Requirements

	As of		Change
	December 31, 2025	December 31, 2024	2025 vs. 2024
Cash and cash equivalents	$44,083,233	$7,211,826	$36,871,407	511%
Accrued settlement costs	—	4,371,971	(4,371,971)	(100)%
Loan guarantee payable	—	9,112,500	(9,112,500)	(100)%
Notes payable	97,166,069	11,455,940	85,710,129	748%

Cash and cash equivalents increased by $36.9 million in the year ended December 31, 2025, due to cash flow provided by financing activities of $175.8 million, offset by cash used in operating activities of $83.3 million and cash used in investing activities of $55.6 million.

To date, we have funded a significant portion of our operations through private and public offerings of our common stock and raise of money through notes payable. As of December 31, 2025, we had cash on hand of approximately $44.1 million. Notes payable currently consists of 1) P&A notes in the amount of $55.5 million with amounts due based on timing of certain cash proceeds, but which amounts are expected to be paid within the next twelve months, 2) financing of a convertible note in the amount of $5.5 million, which will be due, if not converted into equity beforehand, by May 1, 2027, and 3) a financing facility in the amount of $100.0 million, of which $40.0 million is currently drawn, with interest payable monthly and principal installments starting in November 2027 and a final maturity of October 1, 2030. These amounts were offset by $3.8 million in debt issuance costs and debt discounts. As we continue to grow, we expect to raise additional funds to cover any shortfall in operating needs. We project that our existing capital resources, including cash, accounts receivables, licensing receivables, recurring revenues from our membership base, and the ability to sell our digital assets if necessary, will be sufficient to meet our operating requirements for at least the next twelve months.

Evaluation of Going Concern

The consolidated financial statements have been prepared assuming we will continue to operate as a going concern within one year from the date of issuance of these consolidated financial statements. For the year ended December 31, 2025, we incurred a net loss of approximately $170.5 million and used cash in operating activities of approximately $83.3 million. We have an accumulated deficit of approximately $241.5 million as of December 31, 2025. A significant portion of the net loss for the period ended December 31, 2025 was due to the continued marketing expenses to increase Angel Guild memberships and support our theatrical releases. We anticipate that as we continue to grow the business, we will incur operating losses and use cash in operating activities during 2026.

We have seen tremendous growth in our revenue as a result of 1) increasing Angel Guild memberships, 2) having a strong pipeline of theatrical releases through 2026 and 3) finding success in post-theatrical window licensing agreements. Theatrical releases typically require a large upfront capital commitment for marketing the film. We finance marketing activities for theatrical releases through two primary methods: 1) Regulation A offerings that are tailored to raise money for the print and advertising costs (“P&A”) for specific theatrical releases and 2) P&A loan agreements with individual and institutional investors. During the year ended December 31, 2025, we raised $13.2 million from Regulation A offerings and received $84.0 million from P&A loans, both of which were used for P&A in various theatrical releases during the year. During the year ended December 31, 2024, we raised $5.0 million from Regulation A offerings and received $23.3 million from P&A loans. During the year ended December 31, 2025, we paid $43.5 million for the repayments of P&A loans, including interest and paid $15.8 million as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned. During the year ended December 31, 2024, we paid $17.9 million for the repayments of P&A loans, including interest and paid $0.0 million as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned.

Additionally, we have raised capital through the sale of our common stock, generating approximately $104.1 million of cash during the year ended December 31, 2025 and we have grown from approximately 0.6 million Angel Guild members, as of December 31, 2024, to approximately 2.0 million Angel Guild members, as of December 31, 2025, generating approximately $254.8 million in cash from Angel Guild paid memberships during the year ended December 31, 2025. In addition, in February 2026, the second tranche of the Company’s Loan and Security Agreement was drawn, for an aggregate principal amount equal to $20.0 million. Management believes it will be able to continue to fund operating capital shortfalls for the next year through the issuance of debt and our common stock. While there is no assurance of success, management remains committed to its plans to grow revenues and manage expenses. If these efforts are not successful, or if securing debt and selling our common stock on acceptable terms proves challenging, we can reduce our spend on marketing of the Angel Guild, which could materially affect our growth, our financial condition and/or our ability to continue as a going concern.

Discussion of Operating, Investing, Financing Cash Flows

Operating Activities. Cash flows used in operating activities for the year ended December 31, 2025, as compared to the year ended December 31, 2024, were as follows:

	For the year ended December 31,
	2025	2024	Net Change
Net cash and cash equivalents used in operating activities	$(83,331,965)	$(51,296,510)	$(32,035,455)

Cash flows used in operating activities for the year ended December 31, 2025 was $83.3 million compared to cash flows used in operating activities of $51.3 million for the year ended December 31, 2024. The increase in cash used in operating activities during 2025, compared to 2024, is due largely to the larger net loss generated during the current year of $82.0 million, an increase in accounts receivable of $42.8 million resulting in less proceeds received, partially offset by an increase in accounts payable and accrued expenses of $19.4 million, a higher deferred revenue balance of $26.1 million, a decrease in licensing receivables of $10.3 million, an increase in accrued licensing royalties of $23.3 million, and an increase in both depreciation and amortization expense of $6.5 million and stock-based compensation expense of $6.0 million.

Investing Activities. Cash flows used in investing activities for the year ended December 31, 2025, as compared to the year ended December 31, 2024, were as follows:

	For the year ended December 31,
	2025	2024	Net Change
Purchases of property and equipment	$(509,424)	$(303,793)	$(205,631)
Issuance of notes receivable	(986,386)	(1,865,603)	879,217
Collections of notes receivable	659,513	2,092,564	(1,433,051)
Purchase of digital assets	—	(624,644)	624,644
Sale of digital assets	99,117	2,287,978	(2,188,861)
Purchase of intangible assets	(3,006,012)	—	(3,006,012)
Additions to internal-use software	(8,693,434)	(8,415,649)	(277,785)
Purchase of content	(6,346,681)	(519,143)	(5,827,538)
Investments in affiliates	(36,967,815)	(5,495,376)	(31,472,439)
Return on investments in affiliates	165,774	—	165,774
Net cash and cash equivalents used in investing activities	$(55,585,348)	$(12,843,666)	$(42,741,682)

Cash flows used in investing activities for the year ended December 31, 2025 was $55.6 million compared to cash flows used in investing activities of $12.8 million for the year ended December 31, 2024. The increase of cash flows used was largely due to the increased cash spend for investments in affiliates of $31.5 million largely due to the investment in Giant Slayer Media, an increase of our purchase of content of $5.8 million largely due to the purchase of the IP for Sketch, the purchase of prepaid content rights of $3.0 million related to a First Look Agreement the Company entered into with an artist granting the Company the right of first refusal on the artist’s future projects, as well as a decrease in the disposition of digital assets of $2.2 million. Both periods saw moderate activity in issuing and collecting repayments on notes receivable, with more collections during 2024 being the result of several of our filmmakers paying us back these notes receivables during this period.

Financing Activities. Cash flows provided by financing activities for the year ended December 31, 2025, as compared to the year ended December 31, 2024, were as follows:

	For the year ended December 31,
	2025	2024	Net Change
Repayment of notes payable	$(67,053,622)	$(18,438,039)	$(48,615,583)
Repayment of loan guarantee	(10,175,490)	—	(10,175,490)
Receipt of notes payable	157,340,048	23,750,000	133,590,048
Repayment of accrued settlement costs	(4,371,972)	(188,042)	(4,183,930)
Exercise of stock options	636,449	619,237	17,212
Issuance of common stock	104,148,424	32,818,130	71,330,294
Investments in minority owned entities	—	8,800,000	(8,800,000)
Contribution of equity in noncontrolling interests	13,730,922	—	13,730,922
Redemption of equity in noncontrolling interests	(15,753,060)	—	(15,753,060)
Repurchase of common stock	(437,791)	(706,645)	268,854
Equity issuance costs	(705,441)	—	(705,441)
Equity issuance costs related to minority interests	(534,299)	(502,000)	(32,299)
Debt financing fees	(1,035,448)	—	(1,035,448)
Net cash and cash equivalents provided by financing activities	$175,788,720	$46,152,641	$129,636,079

Cash flows provided by financing activities for the year ended December 31, 2025 were $175.8 million compared to cash flows provided by financing activities of $46.2 million for the year ended December 31, 2024. During the year ended December 31, 2025, we raised $55.0 million from a Regulation A offering, $49.1 million with issuance of our common stock, $13.7 million in equity from noncontrolling interests, and $157.3 million in notes payable. These were offset by the repayment of $43.5 million for P&A related notes, the repayment of $27.9 million of notes payable and accrued settlement costs, a $15.8 million redemption paid for equity in noncontrolling interests and a $10.2 million payment related to a loan guarantee. A portion of the additions in notes payable in 2025 was due to a refinancing strategy to consolidate debt, simplify the capital structure and lower interest costs. During the year ended

December 31, 2024, we raised $32.8 million with issuance of Common Stock and $23.8 million for P&A related activities, and repaid $18.4 million for P&A related activities during the same year.

Trends and Key Factors Affecting Our Performance

Angel Guild

We launched the Angel Guild in the second quarter of 2023. Since that time the Angel Guild grew to approximately 0.6 million paying members as of December 31, 2024 and approximately 2.0 million paying members as of December 31, 2025, accounting for 36.9% and 65.2% of our total revenue, respectively. We attribute the Angel Guild growth to many factors including, but not limited to, new and exclusive content being added regularly to the Angel Guild, marketing optimization and upselling to the Angel App user base. For the year ended December 31, 2025, the trailing twelve months average revenue per member is $13.67 per month.

Distribution and License Agreements

Our business does not currently generate revenue from distribution activities related to the Chosen Agreement. Revenue from distribution activities related to the Chosen Agreement has accounted for 0.0%, 6.40% and 19.70% of our total revenue for the years ended December 31, 2025, 2024 and 2023, respectively.

On April 4, 2023, The Chosen initiated a private binding arbitration against us alleging certain material breaches of contract under the Chosen Agreement and seeking to terminate the Chosen Agreement pursuant to which we were granted a limited license to distribute, solely on the Angel App, all previous and future episodes and seasons of the TV series “The Chosen” and any future audiovisual productions derivatives thereof. On September 25, 2024, the arbitrator proceeding issued the Award granting The Chosen’s breach of contract claims and terminating the Chosen Agreement effective as of May 28, 2024. The Award granted The Chosen monetary damages in the amount of $30.0 thousand, plus costs and an allocable portion of its attorney fees. The Award denied in full The Chosen’s claims for the remedies of disgorgement of profits and corrective advertising.

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

Angel Mobile and TV App Installs

We launched the Angel Mobile App in the fourth quarter of 2021 and the Angel TV App in the first quarter of 2022. The Angel App is available across iOS, Android, Roku, Fire TV, Samsung Smart TV, Apple TV, and Apple Vision Pro. We attribute the Angel App growth to many factors including, but not limited to, new and exclusive content being added regularly to the Angel app and marketing optimization.

Critical Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below. Estimates are based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Capitalized internal-use software costs are primarily comprised of direct labor and technology related expenses. Internal-use software includes software utilized for cloud-based solutions as well as software for internal systems and tools. Costs are capitalized once the project is defined, funding is committed, and it is confirmed the software will be used for its intended use. Capitalization of these costs concludes once the project is complete and the software is ready for its intended purpose. Post-configuration training and maintenance costs are expensed as incurred.

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

Stock-Based Compensation

All share-based payments, including grants of stock options and restricted stock units, are required to be recognized in the Company’s financial statements based upon their respective grant date fair values. We use the Black-Scholes option pricing model or the Monte Carlo pricing model to estimate the value of employee stock options, which require a number of assumptions to determine the model inputs. These include the expected volatility of our stock and employee exercise behavior, which are based on historical data as well as expectations of future developments over the term of the option. The fair value of the Company’s restricted stock units is based on the closing market price of its stock on the date of grant. The Company recognizes stock-based compensation net of actual forfeitures over the requisite service period of the award.

Other Estimates

See “Part II, Item 8. Financial Statements and Supplementary Data—Note 1” to the accompanying consolidated financial statements included herein for further discussion.

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of our business, including changes in interest rates. Historically, fluctuations in interest rates have not had a significant impact on our operating results. As of December 31, 2025, we had no outstanding variable rate indebtedness, and we have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. In addition, any sales we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report and is included herein by reference.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2025, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed by us in this Annual Report or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control system is a process designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations and can only provide reasonable assurance with respect to financial reporting. Management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

None

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by Item 10, other than the information regarding executive officers, which is included in Item 1 of this Annual Report, is incorporated by reference to the relevant information included in our proxy statement for our 2026 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference to the relevant information included in our proxy statement for our 2026 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the relevant information included in our proxy statement for our 2026 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the relevant information included in our proxy statement for our 2026 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the relevant information included in our proxy statement for our 2026 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits And Financial Statement Schedules

(a)	List of documents filed as a part of this Form 10-K:

(1)	Consolidated Financial Statements

(2)   Consolidated Financial Statement Schedules:

The financial statements are listed in the Index to Consolidated Financial Statements, Notes and Schedules on page F-1

(3)  Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

(b)  Exhibits:

Exhibit Number	Exhibit Description

2.1

Agreement and Plan of Merger, dated September 11, 2024, by and among Southport Acquisition Corporation, Sigma Merger Sub, Inc. and Angel Studios, Inc., incorporated by reference to Exhibit 2.1 on the Company’s Form 8-K/A on September 11, 2024

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated February 14, 2025, by and among the Company, Sigma Merger Sub, Inc. and Angel Legacy, incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed on February 14, 2025

2.3*+	Agreement and Plan of Merger between the Company, Angel Black Autumn Merger Sub, Inc., Black Autumn Show, Inc. and the Stockholder Representative, dated November 14, 2025
2.4*+	Agreement and Plan of Merger by and among by and among the Company, Angel TCP Merger Sub, LLC, Toothy Cow Productions, LLC and the unitholder representative, dated November 14, 2025
2.5*+	Agreement and Plan of Merger between the Company and Angel Tuttle Merger Sub, LLC, Tuttle Twins Show, LLC and the unitholder representative, dated November 14, 2025
3.1

Second Amended and Restated Certificate of Incorporation of Angel Studios, Inc., incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 filed on September 16, 2025

3.2	Amended and Restated Bylaws of Angel Studios, Inc., incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 filed on September 16, 2025
4.1	Form of Subordinated Convertible Promissory Note, incorporated by reference to Exhibit 4.1 of Angel Legacy’s Current Report on Form 8-K, filed on August 15, 2025
4.2	Warrant to Purchase Stock, incorporated by reference to Exhibit 4.1 of Angel Legacy’s Current Report on Form 8-K, filed on September 10, 2025
4.3	Warrant to Purchase Stock, incorporated by reference to Exhibit 4.2 of Angel Legacy’s Current Report on Form 8-K, filed on September 10, 2025
4.4	Angel Studios, Inc. 2025 Long-Term Incentive Plan, incorporated by reference to Exhibit 4.7 of the Company’s Registration Statement on Form S-8, filed on November 18, 2025
4.5*	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Settlement Agreement, dated August 26, 2020, incorporated by reference to Exhibit 1.3 of Angel Legacy’s Form 1-U filed on September 15, 2020

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
10.4

P&A Loan Agreement between Angel P&A, LLC and Angel Studios, Inc., dated February 23, 2024, incorporated by reference to Exhibit 10.11 of Angel Legacy’s Annual Report on Form 10-K filed on March 28, 2025

10.5

Amendment to P&A Loan Agreement between Angel P&A, LLC and Angel Studios, Inc., dated December 1, 2024, incorporated by reference to Exhibit 10.12 of Angel Legacy’s Annual Report on form 10-K filed on March 28, 2025

10.6	Subscription Agreement, incorporated by reference to Exhibit 4.1 of Angel Legacy’s amended Form 1-A filed on July 24, 2025
10.7

Broker-Dealer - Onboarding Agent Agreement – Reg A+ Tier 2, by and between Rialto Markets LLC and Angel Studios, Inc., effective June 16, 2025, incorporated by reference to Exhibit 1.1 of Angel Legacy’s Form 1-A filed on July 24, 2025

10.8	Term Sheet by and between Angel Studios, Inc. and 2521 Entertainment, LLC, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on October 8, 2025
10.9	Note and Warrant Purchase Agreement, incorporated by reference to Exhibit 10.1 of Angel Legacy’s Current Report on Form 8-K, filed on May 9, 2025
10.10	Form of Subordinated Convertible Promissory Note, incorporated by reference to Exhibit 10.2 of Angel Legacy’s Current Report on Form 8-K, filed on May 9, 2025
10.11	Form of Subordinated Convertible Promissory Note, incorporated by reference to Exhibit 4.1 to Angel Legacy’s Current Report on Form 8-K filed on August 15, 2025
10.12	Loan and Security Agreement, incorporated by reference to Exhibit 10.1 of Angel Legacy’s Current Report on Form 8-K, filed on September 10, 2025
10.13	Participation Rights Agreement, incorporated by reference to Exhibit 10.2 of Angel Legacy’s Current Report on Form 8-K, filed on September 10, 2025
10.14

Equity Distribution Agreement, dated December 5, 2025, between the Company and Oppenheimer & Co. Inc., TCBI Securities, Inc., doing business as Texas Capital Securities, Maxim Group LLC and Roth Capital Partners, LLC, incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on December 5, 2025

10.15*+	Form of Support Agreement, by and among the Company and certain key equity holders of Black Autumn (included as Exhibit A to Exhibit 2.3 filed above)
10.16*+	Form of Support Agreement, by and among the Company and certain key equity holders of TCP
10.17*+	Form of Support Agreement, by and among the Company and certain key equity holders of TTS
10.18*+	Form of Black Autumn Key Operator Stock Restriction Agreement (included as Exhibit B to Exhibit 2.3 filed above)
10.19*+	Form of TTS Key Operator Stock Restriction Agreement
10.20*	Ratification and First Amendment to Loan and Security Agreement, effective as of September 9, 2025
19.1*	Angel Studios, Inc. Securities Trading Policy
21.1	List of Significant Subsidiaries
23.1*	Consent of Tanner LLP
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Angel Studios, Inc. Executive Officer Incentive Compensation Recovery Policy
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.

+ Certain exhibits and schedules to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGEL STUDIOS, INC.

DATE: March 12, 2026	/s/ Neal Harmon
Neal Harmon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Neal Harmon	Chief Executive Officer and Director	March 12, 2026
Neal Harmon	(Principal Executive Officer)

/s/ Scott Klossner	Chief Financial Officer	March 12, 2026
Scott Klossner	(Principal Financial and Accounting Officer)

/s/ Paul Ahlstrom	Director	March 12, 2026
Paul Ahlstrom

/s/ Katie Liljenquist	Director	March 12, 2026
Katie Liljenquist

/s/ Mina Nguyen	Director	March 12, 2026
Mina Nguyen

/s/ Steve Sarowitz	Director	March 12, 2026
Steve Sarowitz

/s/ Robert C. Gay	Director	March 12, 2026
Robert C. Gay

/s/ Benton Crane	Director	March 12, 2026
Benton Crane

ANGEL STUDIOS, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Angel Studios, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Angel Studios, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ TANNER LLP

We have served as the Company’s auditor since 2016

Lehi, Utah

March 12, 2026

ANGEL STUDIOS, INC.

Consolidated Balance Sheets

	As of
	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$44,083,233	$7,211,826
Accounts receivable, net	51,122,866	16,234,301
Current portion of licensing receivables, net	9,695,562	8,785,636
Physical inventory	1,264,101	1,711,638
Current portion of notes receivable	1,368,581	747,282
Loan guarantee receivable	—	9,112,500
Royalty advance	13,827,626	2,342,862
Prepaid expenses and other	13,515,986	6,803,155
Total current assets	134,877,955	52,949,200

Licensing receivables, net	2,579,252	12,074,629
Notes receivable, net of current portion	3,940,918	4,235,344
Property and equipment, net	709,845	778,927
Content, net	6,272,925	1,710,866
Intangible assets, net	3,850,035	1,917,155
Capitalized software, net	13,308,247	12,856,305
Digital assets	26,527,560	12,457,387
Investments in affiliates	46,014,881	9,066,137
Operating lease right-of-use assets	3,240,021	2,744,693
Other long-term assets	89,924	589,924
Total assets	$241,411,563	$111,380,567

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$39,960,272	$7,929,482
Accrued expenses	24,487,884	13,074,655
Current portion of accrued licensing royalties	31,257,950	15,362,400
Current portion of notes payable	55,473,665	11,455,940
Current portion of operating lease liabilities	1,284,747	673,295
Deferred revenue	66,534,622	22,171,808
Loan guarantee payable	—	9,112,500
Current portion of accrued settlement costs	—	280,238
Total current liabilities	218,999,140	80,060,318

Accrued settlement costs, net of current portion	—	4,091,733
Accrued licensing royalties, long-term	4,441,758	8,367,099
Notes payable, net of current portion	41,692,404	—
Operating lease liabilities, net of current portion	2,058,585	2,153,463
Total liabilities	$267,191,887	$94,672,613

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.0001 par value, 700,000,000 shares authorized; 169,095,572 and 144,396,852 shares issued and outstanding as of December 31, 2025, and December 31, 2024, respectively	$16,909	$14,440
Additional paid-in capital	210,079,998	95,485,005
Noncontrolling interests	5,653,837	8,222,953
Accumulated deficit	(241,531,068)	(87,014,444)
Total stockholders’ equity	(25,780,324)	16,707,954
Total liabilities and stockholders’ equity	$241,411,563	$111,380,567

See accompanying notes to the consolidated financial statements

ANGEL STUDIOS, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2025	2024	2023
Revenue:
Licensed content and other revenue	$319,760,470	$88,691,769	$167,150,134
Pay it Forward revenue	1,797,836	7,824,670	35,287,182
Total revenue	321,558,306	96,516,439	202,437,316

Operating expenses:
Cost of revenues	124,859,025	44,359,743	86,032,540
Selling and marketing	297,318,582	92,916,888	74,181,413
General and administrative	37,865,112	22,283,772	18,121,437
Research and development	15,527,749	12,842,710	9,704,473
Legal expense	10,096,316	10,832,877	2,038,974
Total operating expenses	485,666,784	183,235,990	190,078,837
Operating income (loss)	(164,108,478)	(86,719,551)	12,358,479

Other income (expense):
Net gain (loss) on digital assets	(1,792,728)	1,683,946	(4,000)
Interest expense	(11,834,846)	(2,366,014)	(3,657,958)
Interest income	5,445,207	3,490,743	1,819,121
Other income (expense)	1,799,524	(1,000,000)	—
Total other income (expense), net	(6,382,843)	1,808,675	(1,842,837)
Income (loss) before income tax expense (benefit)	(170,491,321)	(84,910,876)	10,515,642
Income tax expense (benefit)	—	3,534,602	(2,697,435)
Net income (loss)	$(170,491,321)	$(88,445,478)	$13,213,077

Net loss attributable to noncontrolling interests	(12,679)	(172,101)	(151,670)
Net income (loss) attributable to controlling interests	$(170,478,642)	$(88,273,377)	$13,364,747

Net income (loss) per common share - basic	$(1.098)	$(0.640)	$0.101
Net income (loss) per common share - diluted	$(1.098)	$(0.640)	$0.096

Weighted average common shares outstanding - basic	155,250,925	137,994,383	132,562,285
Weighted average common shares outstanding - diluted	155,250,925	137,994,383	139,873,156

See accompanying notes to the consolidated financial statements

ANGEL STUDIOS, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock				Additional	(Accumulated		Total
	Class A		Class B		Paid-in	Deficit) / Retained	Noncontrolling	Stockholders'
	Units	Amount	Units	Amount	Capital	Earnings	Interests	Equity
Balance as of January 1, 2023	58,915,121	$5,892	70,952,799	$7,095	$41,227,224	$(12,105,814)	$—	$29,134,397
Stock options exercised	—	—	1,057,550	106	235,620	—	—	235,726
Issuance of Common Stock, net of fees	2,829,934	283	—	—	7,499,718	—	—	7,500,001
Transfer of Common Stock	1,590,938	159	(1,590,938)	(159)	—	—	—	—
Repurchase of Common Stock	—	—	(40,401)	(4)	(107,069)	—	—	(107,073)
Stock-based compensation expense	—	—	—	—	1,031,656	—	—	1,031,656
Cumulative translation adjustment	—	—	—	—	—	2,064	—	2,064
Net income (loss)	—	—	—	—	—	13,364,747	(151,670)	13,213,077
Balance as of December 31, 2023	63,335,993	$6,334	70,379,010	$7,038	$49,887,149	$1,260,997	$(151,670)	$51,009,848

Stock options exercised	—	—	1,058,982	106	619,131	—	—	619,237
Issuance of Common Stock, net of fees	9,796,842	980	(155)	—	42,043,411	—	—	42,044,391
Transfer of Common Stock	3,013,626	301	(3,013,626)	(301)	—	—	—	—
Repurchase of Common Stock	(57,100)	(6)	(116,720)	(12)	(706,626)	—	—	(706,644)
Stock-based compensation expense	—	—	—	—	3,641,940	—	—	3,641,940
Consolidation of noncontrolling interests	—	—	—	—	—	—	8,546,724	8,546,724
Cumulative translation adjustment	—	—	—	—	—	(2,064)	—	(2,064)
Net loss	—	—	—	—	—	(88,273,377)	(172,101)	(88,445,478)
Balance as of December 31, 2024	76,089,361	$7,609	68,307,491	$6,831	$95,485,005	$(87,014,444)	$8,222,953	$16,707,954

Stock options exercised	—	—	922,651	92	636,357	—	—	636,449
Issuance of common stock, net of fees	15,954,554	1,595	—	—	103,441,388	—	—	103,442,983
Transfer of common stock	11,973,805	1,197	(11,973,805)	(1,197)	—	—	—	—
Repurchase of common stock	(96)	—	(89,314)	(9)	(437,782)	—	—	(437,791)
Business combination related issuances and expenses	6,937,923	694	—	—	(10,262,317)	—	—	(10,261,623)
Conversion of convertible notes upon business combination	973,002	97	—	—	7,092,042	—	—	7,092,139
Stock-based compensation expense	—	—	—	—	9,666,985	—	—	9,666,985
Convertible note beneficial conversion feature	—	—	—	—	1,925,229	—	—	1,925,229
Issuance of warrants	—	—	—	—	2,533,091	—	—	2,533,091
Digital assets market value adjustment (adoption of ASU 2023-08)	—	—	—	—	—	15,962,018	—	15,962,018
Contributions from noncontrolling interests, net of fees	—	—	—	—	—	—	13,196,623	13,196,623
Redemptions from noncontrolling interests	—	—	—	—	—	—	(15,753,060)	(15,753,060)
Net loss	—	—	—	—	—	(170,478,642)	(12,679)	(170,491,321)
Balance as of December 31, 2025	111,928,549	$11,192	57,167,023	$5,717	$210,079,998	$(241,531,068)	$5,653,837	$(25,780,324)

See accompanying notes to the consolidated financial statements

ANGEL STUDIOS, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(170,491,321)	$(88,445,478)	$13,213,077
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	14,419,077	7,898,355	5,678,720
Amortization of operating lease assets	925,838	678,806	666,653
Stock-based compensation expense	9,666,985	3,641,940	1,031,656
Net loss (gain) on digital assets	1,792,728	(1,683,946)	4,000
Miscellaneous (gain)/loss	(1,799,524)	1,000,000	—
Investments in affiliates gain	(271,703)	(67,608)	(9,364)
Non-cash interest expense	1,659,821	—	—
Paid-in-kind interest	6,349,790	—	305,271
Bad debt expense	233,774	204,151	2,392,342
Change in deferred income taxes	—	4,000,319	37,611
Change in operating assets and liabilities:
Accounts receivable	(35,122,339)	7,702,451	(19,343,719)
Physical inventory	447,537	1,132,043	(2,343,001)
Royalty advance	(1,309,274)	—	—
Prepaid expenses and other current assets	(6,712,831)	(4,829,440)	(2,696,030)
Certificate of deposit	—	—	154,187
Licensing receivables	8,585,451	(1,729,500)	(19,130,765)
Other long-term assets	—	(515,000)	(4,000,319)
Accounts payable and accrued expenses	32,865,595	13,455,520	4,751,709
Accrued licensing royalties	11,970,209	(11,353,995)	31,847,030
Operating lease liabilities	(904,592)	(636,288)	(657,296)
Deferred revenue	44,362,814	18,251,160	3,287,013
Net cash and cash equivalents provided by (used in) operating activities	(83,331,965)	(51,296,510)	15,188,775

Cash flows from investing activities:
Purchases of property and equipment	(509,424)	(303,793)	(572,463)
Issuance of notes receivable	(986,386)	(1,865,603)	(3,366,462)
Collections of notes receivable	659,513	2,092,564	5,090,166
Purchase of digital assets	—	(624,644)	(118,965)
Sale of digital assets	99,117	2,287,978	—
Purchase of intangible assets	(3,006,012)	—	—
Additions to internal-use software	(8,693,434)	(8,415,649)	(8,962,728)
Purchase of content	(6,346,681)	(519,143)	(313,855)
Investments in affiliates	(36,967,815)	(5,495,376)	(1,720,390)
Return on investments in affiliates	165,774	—	—
Net cash and cash equivalents used in investing activities	(55,585,348)	(12,843,666)	(9,964,697)

Cash flows from financing activities:
Repayment of notes payable	(67,053,622)	(18,438,039)	(26,751,117)
Repayment of loan guarantee	(10,175,490)	—	—
Receipt of notes payable	157,340,048	23,750,000	28,911,394
Repayment of accrued settlement costs	(4,371,972)	(188,042)	(230,005)
Exercise of stock options	636,449	619,237	235,726
Issuance of common stock	104,148,424	32,818,130	7,500,001
Investments in minority owned entities	—	8,800,000	—
Contribution of equity in noncontrolling interests	13,730,922	—	—
Redemption of equity in noncontrolling interests	(15,753,060)	—	—
Repurchase of common stock	(437,791)	(706,645)	(107,073)
Equity issuance costs	(705,441)	—	—
Equity issuance costs related to minority interests	(534,299)	(502,000)	—
Debt financing fees	(1,035,448)	—	(305,271)
Net cash and cash equivalents provided by financing activities	175,788,720	46,152,641	9,253,655

Effect of changes in foreign currency exchange rates on cash and cash equivalents	—	(2,064)	2,064

Net increase (decrease) in cash and cash equivalents	36,871,407	(17,989,599)	14,479,797
Cash and cash equivalents at beginning of period	7,211,826	25,201,425	10,721,628

Cash and cash equivalents at end of period	$44,083,233	$7,211,826	$25,201,425

Supplemental disclosure of cash flow information:
Cash paid for interest	$7,814,377	$2,371,370	$3,586,937

Supplemental schedule of noncash financing activities:
Adoption of ASU No. 2023-08	$15,962,018	$—	$—
Conversion of debt	7,092,139	—	—
Issuance of warrants	2,533,091	—	—
Debt conversion feature	1,925,229	—	—
Investment capital receivable	—	4,925,053	—
Investment of bitcoin for issuance of common stock	—	9,474,985	—
Operating lease right-of-use assets and liabilities	(1,421,166)	2,137,262	—

See accompanying notes to the consolidated financial statements

Angel Studios, Inc.

Notes to Consolidated Financial Statements

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

Notwithstanding the legal form of the Business Combination pursuant to the Merger Agreement, the Business Combination has been accounted for as a reverse recapitalization in accordance with United States generally accepted accounting principles (“GAAP”) because Angel Legacy is the operating company and has been determined to be the accounting acquirer, while Southport is a blank check company.

Under the reverse recapitalization model, the Business Combination was treated as Angel Legacy issuing equity for the net assets of Southport, with no goodwill or intangible assets recorded.

While Southport was the legal acquirer in the Business Combination, because Angel Legacy was deemed the accounting acquirer, the historical financial statements of Angel Legacy became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the combined financial statements reflect (i) the historical operating results of Angel Legacy prior to the Business Combination; (ii) the combined results of Southport and Angel Legacy following the closing of the Business Combination; (iii) the assets and liabilities of Angel Legacy at their historical cost; and (iv) the Company’s equity structure for all periods presented.

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

Basis of Presentation

These consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).

As comprehensive income equals net income, separate statements of comprehensive income were not included in the accompanying consolidated financial statements.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of Angel Studios, Inc. and its majority-owned and controlled subsidiaries and affiliates. The Company reviews its relationships with other entities to identify whether it is the primary beneficiary of a variable interest entity (“VIE”). If the determination is made that the Company is the primary beneficiary, then the entity is consolidated.

All significant intercompany balances have been eliminated in consolidation.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the consolidated financial statements and the accompanying notes.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Estimates are based on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Regularly, the Company evaluates the assumptions, judgments, and estimates. Actual results may differ from these estimates.

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

Level 3: Unobservable inputs that reflect the Company’s own assumptions

Concentrations of Credit Risk

The Company’s cash is held in non-interest-bearing and interest-bearing accounts that may exceed the Federal Deposit Insurance Corporation (the “FDIC”) insurance limits. If such banking institutions were to fail, the Company could lose all or a portion of those amounts held in excess of such insurance limitations. For example, the FDIC took control of Silicon Valley Bank (SVB), where the Company held a portion of its cash and cash equivalents. The Federal Reserve subsequently announced that account holders would be made whole, and the Company once again received access to all of its cash and cash equivalents. However, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that the Company may experience in the future or inability for a material time period to access its cash and cash equivalents could have an adverse effect on the Company’s ability to pay its operational expenses or make other payments, which could adversely affect the business. Major vendors are defined as those vendors having expenditures made by the Company which exceed 10.0% of the Company’s total cost of revenues. Concentrations of vendors were as follows for the years ended December 31:

	2025	2024	2023
Vendor A	*	*	35%
Vendor B	*	25%	22%
Vendor C	*	*	21%

Major customers are defined as those customers generating revenues for the Company which exceed 10.0% of the Company’s total recognized revenues. Concentrations of customers were as follows for the years ended December 31:

	2025	2024	2023
Customer A	*	*	12%

Major concentrations of customers with licensing receivables are defined as those customers with a licensing receivables balances for the Company which exceed 10.0% of the Company’s outstanding licensing receivables. Concentrations of customers with licensing receivables balance were as follows for the years ended December 31:

	2025	2024	2023
Customer B	99%	100%	100%

*Vendors and customers that did not exceed the 10.0% concentration threshold.

Digital Assets

In 2021, the Company saw a need to further diversify and maximize returns on cash balances that are not required to maintain adequate operating liquidity. As such, the Company implemented a policy that would allow for the investment in bitcoin (digital assets) under this policy. The Company believes their bitcoin holdings are highly liquid. However, digital assets may be subject to volatile market prices, which may be unfavorable at the time when the Company wants or needs to liquidate them. The Company has ownership of and control over their digital assets and may use third-party custodial services to secure it. The digital assets are initially recorded at cost and are subsequently remeasured on the consolidated balance sheets at fair value. Periods prior to January 1, 2025 include digital assets at cost, net of impairment losses incurred since their acquisition.

The Company determines and records the fair value of their digital assets in accordance with ASC Topic 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that they have determined is the principal market for such assets (Level I inputs). The Company determines the cost basis of their digital assets using the cost at the time of acquisition of each unit received. Realized and unrealized gains and losses are now recorded to net loss (gain) on digital assets in the Company’s consolidated statement of operations.

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

The Company accounts for its digital assets, which are comprised solely of bitcoin, as indefinite-lived intangible assets. The Company’s digital assets are initially recorded at cost. Subsequent to the Company’s adoption of ASU 2023-08 on January 1, 2025, bitcoin assets are measured at fair value as of each reporting period. The Company determines the fair value of its bitcoin based on quoted (unadjusted) prices on the BitGo exchange, the active exchange that the Company has determined is its principal market for bitcoin (Level 1 inputs). Changes in fair value are recognized as incurred in the Company's consolidated statements of operations, within “Net gain (loss) on digital assets”, within operating expenses in the Company’s consolidated statements of operations.

See Note 3, Digital Assets, for further information regarding digital assets.

Liquidity

The consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern within one year from the date of issuance of these consolidated financial statements. For the year ended December 31, 2025, the Company incurred a net loss of approximately $170.5 million and used cash in operating activities of approximately $83.3 million. The Company had an accumulated deficit of approximately $241.5 million as of December 31, 2025.

The Company has seen tremendous growth in its revenue as a result of 1) increasing Angel Guild memberships, 2) having a strong pipeline of theatrical releases through 2026 and 3) finding success in post-theatrical window licensing agreements. Theatrical releases typically require a large upfront capital commitment for marketing the film. The Company finances marketing activities for theatrical releases through two primary methods: 1) Regulation A offerings that are tailored to raise money for the print and advertising costs (“P&A”) for specific theatrical releases and 2) P&A loan agreements with individual and institutional investors. During the year ended December 31, 2025, the Company raised $13.2 million from Regulation A offerings and received $84.0 million from P&A loans, both of which were used for P&A in various theatrical releases during the year.  During the year ended December 31, 2024, the Company raised $5.0 million from Regulation A offerings and received $23.3 million from P&A loans. During the year ended December 31, 2025, the Company paid $43.5 million for the repayments of P&A loans, including interest, and paid $15.8 million as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned. During the year ended December 31, 2024, the Company paid $17.9 million for the repayments of P&A loans, including interest and paid $0.0 million as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned.

Additionally, the Company has raised capital through the sale of its Common Stock, generating approximately $104.1 million of cash during the year ended December 31, 2025, and $32.8 million of cash and $9.5 million in bitcoin during the year ended December 31, 2024. During the year ended December 31, 2025, the Company has grown from approximately 0.6 million to approximately 2.0 million Angel Guild paying members, generating approximately $254.8 million in cash from Angel Guild paid memberships. In addition, in February 2026, the second tranche of the Company’s Loan and Security Agreement was drawn, for an aggregate principal amount equal to $20.0 million. Management believes the Company will be able to continue to fund operating capital shortfalls through March 2027 through the issuance of debt and Common Stock. While there is no assurance of success, management remains committed to its plans to grow revenues and manage expenses. If these efforts are not successful, or if securing debt and selling Common Stock on acceptable terms proves challenging, the Company can reduce its spend on marketing for the Angel Guild, which could materially affect its growth, its financial condition and/or its ability to continue as a going concern.

Accounts Receivable

The Company records its accounts receivable at sales value less an allowance for doubtful accounts receivable. Management determines the allowance for doubtful accounts receivable in accordance with ASC 326 by segmenting the receivables portfolio and using historical experience, market conditions and account aging to determine an allowance for each segment.

Account balances are written off against the allowance when the potential for recovery is remote. Recoveries of receivables previously written off are recorded when payment is received. As of December 31, 2025, the allowance for doubtful accounts receivable was $0.6 million. As of December 31, 2024, the Company’s allowance for doubtful accounts receivable was $0.4 million.

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

Physical Inventory

Physical inventory consists of apparel, DVDs, Blu-rays, books, and other merchandise purchased for resale, related to content the Company is distributing. Physical inventory is recorded at average cost. The Company periodically reviews the physical inventory for excess supply, obsolescence, and valuations above estimated realization amounts, and provides a reserve to cover these items. Management determined that no reserve for physical inventory was necessary as of December 31, 2025, 2024, and 2023.

Prepaid Expenses and Other

Prepaid expenses primarily represent payments made in advance for services and goods to be received in future periods. These include, but are not limited to, prepayments for insurance, software, rent, fees and future advertising. As the benefits are consumed or utilized, the prepaid assets are recognized as expenses on the consolidated statements of operations.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated economic useful lives of the assets or over the related lease terms (if shorter) as follows:

Office and computer equipment	3 years
Production equipment	1 year
Leasehold improvements	1 year
Furniture and fixtures	3 years
Warehouse equipment	3 - 5 years
Internal-use software	3 years
Computer software	2 years

Expenditures that materially increase values or capacities or extend useful lives of property and equipment are capitalized. Routine maintenance, repairs, and renewal costs are expensed as incurred. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation and amortization are removed from the related accounts and any gain or loss is reflected in the consolidated statements of operations.

Content

The Company produces content for Dry Bar Comedy shows that are recorded and streamed through various channels. The Company capitalizes costs associated with the production, including development costs, direct costs, and production overhead. The Company amortizes the content assets in cost of revenues on the consolidated statements of operations over the period of use, which is estimated to be ten years, beginning with the month of first availability. The amortization is calculated using the straight-line method.

In May 2025, the Company agreed to purchase the IP for Sketch from Wonder Project Inc. With this purchase, Angel Studios now controls the rights, title, and interest in the film, including any subsequent productions. The Company amortizes this content asset in cost of revenues on the consolidated statements of operations over the period of use, which is estimated to be ten years, beginning with the month of first availability. The amortization is calculated using the individual-film-forecast method in order to properly recognize expenses in the same accounting period as the revenues they help generate.

Royalty Advances

From time to time, the Company advances cash to its partners as prepayments of future royalty earnings. These advances are recoupable from future royalties otherwise payable to the partner and are collected by the Company prior to the distribution of other earnings or settlement of other obligations.

Intangible Assets

Intangible assets consist of domain names the Company has acquired and prepaid content rights and are stated at cost less accumulated amortization. Amortization for the domain names is calculated using the straight-line method over the estimated economic useful lives of the domain names of approximately thirty years.

In July 2025, the Company entered into a First Look Agreement with an artist granting the Company the right of first refusal on the artist’s future projects. As part of the arrangement, the Company paid a nonrefundable $3.0 million cash bonus upon execution of the agreement and granted non-qualified stock options to the artist. The cash payment is being amortized on a straight-line basis over the first guaranteed year of the agreement, which represents the period of expected benefit. The agreement includes optional renewal years that are subject to annual performance conditions and may be terminated by either party. The stock option grant includes both immediately vested and performance-based components; the immediate portion was expensed at grant, and the performance-based portion will be recognized as compensation expense when achievement of the related performance conditions becomes probable

Internal-Use Software

The Company follows Accounting Standards Codification (“ASC”) 350-40, as amended by ASU 2025-06, to account for development costs incurred for the costs of computer software developed or obtained for internal use. ASC 350-40 requires such costs to be capitalized once certain criteria are met. Capitalized internal-use software costs are primarily comprised of direct labor and technology related expenses. ASC 350-40 includes specific guidance on costs not to be capitalized, such as overhead, general and administrative, and training costs. Internal-use software includes software utilized for cloud-based solutions as well as software for internal systems and tools. Costs are capitalized once the project is defined, funding is committed, and it is confirmed the software will be used for its intended use. Capitalization of these costs concludes once the project is complete and the software is ready for its intended purpose. Post-configuration training and maintenance costs are expensed as incurred.

Impairment of Long-Lived Assets

No significant write-downs of long-lived assets occurred during the years ended December 31, 2025 and 2024.

Investments in Affiliates

Investments in affiliates represent the Company’s investments in noncontrolling interests. The Company’s investments where the Company has significant influence, but does not control, and joint ventures which are variable interest entities (“VIE”) in which the Company is not the primary beneficiary, are recorded under the equity method of accounting in the accompanying consolidated financial statements. The Company’s investments where the Company has little or no influence and which the Company is not the primary beneficiary, are accounted for using the measurement alternative, which is cost, less any impairment, in the accompanying consolidated financial statements.

Under the equity method, the Company’s investment is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings is recognized based on the Company’s ownership interest in the earnings of the VIE. Under the measurement alternative, the Company’s investment is stated at cost and will be reduced by any distributions received.

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

Notes receivable balances are charged off against the allowance for doubtful notes when the potential for recovery is remote. Recoveries of notes receivable previously charged off are recorded when payment is received. The allowance for doubtful notes receivable was $0.0 million as of December 31, 2025 and December 31, 2024.

Other Long-term Assets

Other long-term assets mainly consist of security deposits that will be held for longer than one year and are recorded at fair value when paid and deferred tax assets. Any impairment in the other long-term assets will be recognized on the consolidated statements of operations.

Accrued Expenses

Accrued expenses represent liabilities for goods or services received by the Company as of the reporting date but for which invoices have not been received or processed. These expenses are recognized when all of the following conditions are met: there is a present obligation resulting from a past event (i.e., goods or services have been received), it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation, and the amount of the obligation can be reliably measured.

Accrued expenses are recognized and measured based on the best estimate of the amount owed at the reporting date. Estimates are based on available information and historical experience, taking into consideration any known uncertainties. Where necessary, accruals are adjusted in subsequent periods to reflect changes in circumstances or estimates.

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

Angel Guild Memberships

Angel Guild membership fees, which include multiple membership options, are recorded as deferred revenue when received. As of December 31, 2025 and December 31, 2024, the Company had $64.8 million and $19.8 million, respectively, of deferred revenue related to Angel Guild memberships. These amounts are expected to be recognized as revenue over the membership period and within the next twelve months.

Pay it Forward

The Company receives Pay it Forward payments, which are used to offset the costs of free or discounted theatrical tickets provided to others. Pay it Forward payments in excess of Ticket Redemption Expenses (as defined below) are initially recorded as deferred revenue. Revenue is recognized as Pay it Forward payments are redeemed for tickets or when it is determined that future ticket redemptions will be less than the deferred revenue balance. As of December 31, 2025 and December 31, 2024, the Company had $0.0 million and $0.4 million, respectively, of deferred revenue related to Pay it Forward payments, which is expected to be redeemed or recognized as revenue within the next twelve months.

Theatrical Ticket Presales

The Company records deferred revenue related to theatrical ticket presales, which represent payments received in advance of scheduled theatrical releases. Revenue is recognized when the related theatrical releases occur. As of December 31, 2025 and December 31, 2024, the Company had $0.6 million and $1.0 million, respectively, of deferred revenue related to these presales.

Other Deferred Revenue

As of December 31, 2025 and December 31, 2024, the Company had $1.1 million and $1.0 million, respectively, in deferred revenue from various other types of contractual arrangements. These amounts will be recognized as revenue when the performance obligations are satisfied, primarily within the next twelve months.

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

	For the year ended December 31,
	2025	2024	2023
Angel Guild	$209,724,757	$35,646,375	$2,940,290
Theatrical	77,008,602	29,445,641	106,838,828
Content licensing	24,466,996	16,588,700	38,687,753
Merchandise	7,359,835	5,808,750	18,020,076
Pay it Forward	1,078,466	5,610,677	31,856,327
Theatrical Pay it Forward	719,370	2,213,993	3,430,855
Other	1,200,280	1,202,303	663,187
Total Revenue	$321,558,306	$96,516,439	$202,437,316

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

Sales or usage based royalties represent amounts due to the Company based on the “sale” or “usage” of its content by the customer, and revenues are recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated has been satisfied (or partially satisfied). Generally, when the Company licenses completed content (with standalone functionality, such as a movie, or television show), its performance obligation will be satisfied prior to the sale or usage. The actual amounts due to the Company under these arrangements are typically not reported to the Company until several months after the close of the reporting period. The Company records revenue under these arrangements for the amounts due and not yet reported to the Company based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates are based on information from the Company’s customers, historical experience with similar titles in that market or territory, the performance of the title in other markets and/or available data in the industry. While the Company believes these estimates are reasonable estimates of the amounts due under these arrangements, such estimated amounts could differ from the actual amounts to be subsequently reported by the customer, which could be higher or lower than the Company’s estimates, and could result in an adjustment to revenues in future periods. Any adjustments booked during the years ended December 31, 2025 and 2024 have been immaterial.

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

Pay it Forward Revenue

Pay it Forward revenue consists of payments made from customers who want to keep the Company’s content free to general users and help create future episodes and seasons of their favorite shows. Pay it Forward revenues are reported as Pay it Forward revenue in the consolidated statements of operations in accordance with ASC Topic 958, Not-for-Profit Entities.

Theatrical Pay it Forward Revenue

The Company also collects Pay it Forward payments for the Company’s upcoming or current theatrical releases. These collections are used to offset the cost the Company incurs to purchase free or discounted tickets (“Ticket Redemption Expenses”) for people who may not have otherwise been able to watch the film. If total theatrical Pay it Forward payments are in excess of total Ticket Redemption Expenses, the excess amount will initially be included on the Company’s consolidated financial statements as deferred revenue. Deferred revenue will be recognized as Pay it Forward revenue during a reporting period if future Ticket Redemption Expenses are expected to be less than the deferred revenue balance.

Other Revenue

Other revenue consists of tickets to Dry Bar Comedy shows and other events, concession sales, general and administrative management fees and in-app advertising. Other revenue is recognized when the services are performed or when the event takes place.

The following table presents the Company’s revenue recognized over time or at a point in time (as previously described) for the years ended December 31:

	2025	2024	2023
Over time revenue	$210,005,541	$36,514,273	$4,235,600
Point in time revenue	111,552,765	60,002,166	198,201,716
Total revenue	$321,558,306	$96,516,439	$202,437,316

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

Cost of Revenues

Cost of revenues represents the direct costs incurred by the Company in generating its revenue. These costs include expenses directly associated with the goods or services sold during the reporting period. Cost of revenues is recognized in the consolidated statements of operations in the period in which the related revenue is recognized, following the matching principle.

Components of cost of revenues include licensing royalty expense, free theatrical tickets for premium Guild members, content amortization, film delivery costs, hosting, merchandise costs, credit card fees, freight and shipping costs, and costs of services provided.

Selling and Marketing Expenses

Selling and marketing expenses represent costs incurred by the Company in promoting and selling its products or services. These expenses are recognized in the consolidated statements of operations in the period in which they are incurred.

Components of selling and marketing expenses include advertising and promotional activities, salaries and benefits for sales and marketing personnel, travel and entertainment expenses related to sales and marketing activities, and costs of marketing materials. It also includes costs incurred by the Company to purchase movie tickets for giving away, which costs are offset by the Pay it Forward receipts the Company receives from customers who Pay it Forward for others to see the show. The total amount of Pay it Forward receipts that were offset against selling and marketing costs during the years ended December 31, 2025, 2024 and 2023 were $6.8 million, $4.2 million and $23.8 million, respectively.

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

General and administrative expenses are recognized in the consolidated statements of operations in the period in which they are incurred. Expenses are measured at the fair value of the consideration given in exchange for goods or services received.

Research and Development Expenses

Research and development expenses consist primarily of payroll, software and other related expenses for research and development personnel responsible for making improvements to the Company’s service offerings, including testing and maintaining and modifying the user interface and infrastructure. Under ASC 350-40, as amended by ASU 2025-06 and as discussed in the Internal-Use Software section above, certain of these expenses are capitalized and amortized over the useful life.  The amortization of these expenses are included in research and development expenses. For expenses that do not qualify for capitalization, the expenses are recognized in the consolidated statements of operations in the period in which they are incurred.

Legal Expenses

Legal expenses include costs incurred in connection with legal proceedings, regulatory matters, compliance obligation, and corporate governance. Legal expenses may fluctuate based on the nature, timing, and complexity of matters encountered by us.

Stock-Based Compensation

Stock-based payments made to employees, including grants of employee stock options, are measured using a fair value-based method. The related expense is recorded in the consolidated statements of operations over the period of service.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the tax bases of assets and liabilities. The deferred taxes represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred income tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred income tax assets may not be realized.

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

As of December 31, 2025, and 2024, the Company had $0.0 million of deferred tax assets.

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

Operating Leases

The Company leases several office spaces, warehouses, and servers, which are accounted for as operating leases. Lease payments are due monthly and are based on the fixed terms of the leases. The lease terms expire at various dates through 2029 and provide for renewal options ranging from one year to five years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

The Company determines if an arrangement is a lease at its inception. A rate implicit in the lease when readily determinable is used in arriving at the present value of lease payments. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on information available at lease commencement date for all of its leases. Lease expense for operating leases is recognized on a straight-line basis.

Segment Reporting

The Company operates as a single reportable segment. The Chief Operating Decision Maker (“CODM”), Neal Harmon, the Chief Executive Officer, evaluates the Company’s financial performance and allocates resources based on consolidated financial results. The Company does not manage its operations or prepare financial information on a disaggregated basis beyond the consolidated level for internal reporting purposes.

The CODM reviews consolidated operating results, primarily focusing on revenue, operating income (loss), and key expense categories to assess performance and make strategic decisions. The single reportable segment derives its revenue as described above, primarily from Angel Guild revenue, theatrical release revenue, content licensing, merchandise revenue, Pay it Forward revenue and other revenue. Segment profit or loss is measured consistently with the consolidated operating income (loss) presented in the consolidated statements of operations.

The significant expense categories regularly provided to the CODM as part of the consolidated financial review include cost of revenue, selling and marketing, research and development, legal and general and administrative expenses. The amounts for these categories are included in the consolidated statements of operations. These expenses represent the primary financial measures used by the CODM to evaluate operational efficiency and resource needs. No other significant expense categories or performance metrics are regularly provided to the CODM on a disaggregated basis.

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

The Company has determined that all outstanding warrants and convertible features of debt meet the criteria for equity classification.  The warrants and the convertible features of the debt are recorded as a component of additional paid-in capital on the consolidated statements of stockholders’ equity at the time of issuance.

The fair value of the warrants and the convertible features of the debt are estimated using the Black Scholes option pricing model at the time of issuance.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2025-12

In December 2025, the FASB issued ASU 2025-12, Codification Improvments., which addresses stakeholder suggestions through technical corrections, clarifications, and minor improvements across various Codification Topics, applying to all entities within affected guidance. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-12.

ASU 2025-11

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

ASU 2024-03

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The Board is issuing the amendments in this Update to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this Update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company will review the guidance in ASU 2024-03 and will adopt disclosures as applicable in the fiscal year ended December 31, 2027.

Recently Adopted Accounting Pronouncements

ASU 2025-06

In September 2025, the FASB issued ASU 2025-06, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The ASU makes targeted improvements to ASC 350-40 but does not fully align the framework for accounting for internally developed software costs that are subject to ASC 350-40 with the framework applied to software to be sold or marketed externally that is subject to ASC 985-20. The ASU also does not amend the guidance on costs of software licenses that are within the scope of ASC 985-20. The amendments supersede the guidance on Web site development costs in ASC 350-50 and relocate that guidance, along with the recognition requirements for development costs specific to Web sites, to ASC 350-40. This ASU becomes effective for annual periods beginning in 2028, including interim periods, with early adoption permitted. The Company has adopted this standard with its annual period beginning on January 1, 2025 and applied it retrospectively. The adoption of this standard will require the capitalization of software costs not previously capitalized under the old standard; therefore, it required an adjustment to the Company’s opening Accumulated Deficit balance as of January 1, 2025 and 2024 to recognize the cumulative effect of initially applying the change in accounting principle to previous periods. The adjustment subsequently made was a decrease in the accumulated deficit for the years ended December 31, 2022, December 31, 2023 and December 31, 2024 of $7.1 million, $11.3 million and $12.9 million, respectively. An adjustment to increase the Company’s Net Income was required for the year ended December 31, 2023 of $4.2 million and an adjustment to decrease the Company’s Net Loss was required for the year ended December 31, 2024 of $1.5 million. The per-share impact for the year ended December 31, 2024 was $0.01 for both basic and diluted Net Loss per common share. The per-share impact for the year ended December 31, 2023 was $0.03 and $0.03 for basic and diluted Net Loss per common share, respectively. In addition, an adjustment to decrease the Company’s Net Loss was required for the quarters ended March 31, 2025, June 30, 2025 and September 30, 2025 of $0.1 million, $0.1 million and $0.1 million, respectively. The adjustment created an insignificant impact to the Company’s income tax expense (benefit) for the years ended December 31, 2023 and December 31, 2024.

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

ASU 2023-08

In December 2023, the FASB issued ASU No. 2023 08, “Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350 60): Accounting for and Disclosure of Crypto Assets.” This standard provides accounting and disclosure guidance for crypto assets that meet the definition of an intangible asset and certain other criteria. In-scope assets are subsequently measured at fair value with changes recorded in the consolidated statements of operations. The standard requires separate presentation of (1) in-scope crypto assets from other intangible assets and (2) changes in the fair value of those crypto assets. Disclosure of significant crypto asset holdings and an annual reconciliation of the beginning and ending balances of crypto assets are also required. This ASU is effective for annual periods beginning in 2025, including interim periods, with early adoption permitted. The Company adopted this standard with its annual period beginning on January 1, 2025. The adoption of this standard required an adjustment to the Company’s opening Retained Earnings balance as of January 1, 2025, to recognize the cumulative effect of initially applying the change in accounting principle to previous periods. The adjustment subsequently made was an increase in the Company’s digital assets of $16.0 million, with a corresponding decrease to the Company’s opening Retained Earnings balance, which accounts for the difference between the December 31, 2024 ending book value of digital assets and their respective fair market value on January 1, 2025.

2. Recapitalization

As discussed in Note 1, following the closing of the Business Combination, Angel Legacy was deemed the accounting acquirer and the transaction was accounted for as a reverse recapitalization.

Transaction Proceeds

Upon the closing, the Company received no gross proceeds. The following table reconciles the elements of the Business Combination to the consolidated statements of cash flows and the consolidated statement of stockholders’ equity for the period ended September 30, 2025, the interim period in which the Business Combination occurred:

Cash-trust and cash, net of redemptions	$-
Add: other assets	-
Less: accounts payable and accrued expenses	(10,261,623)
Reverse recapitalization, net	$(10,261,623)

In connection with the Business Combination, the Company incurred $4.9 million in one-time direct and incremental transaction costs, consisting of legal and other professional fees, recorded in general and administration expenses.

The number of shares of common stock immediately following the consummation of the Business Combination were:

Southport common stock, outstanding prior to Business Combination	6,937,923
Angel Legacy Shares, converted	160,673,772
Shares issued to Angel Legacy convertible noteholders	973,002
Common stock immediately after the Business Combination	168,584,697

3. Digital Assets

The table below summarizes the digital assets shown on the Company’s consolidated balance sheets as of:

	December 31, 2025	December 31, 2024
Digital assets held:
Approximate number of bitcoin held	303.1	304.2
Digital asset cost basis	$19,617,187	$19,684,438
Digital asset carrying value	$26,527,560	$12,457,387

The cost basis is determined using the first-in, first-out methodology. The carrying value on the Company’s consolidated balance sheets at each period-end prior to the adoption of ASC 2023-08 represented the lowest fair value (based on Level 1 inputs in the fair value hierarchy) of the bitcoin at any time since their acquisition.  Therefore, these fair value measurements were made during the period of their acquisition through December 31, 2024.

The following table summarizes the Company’s digital asset purchases, gains (losses) on digital assets as calculated after the adoption of ASU 2023-08 on January 1, 2025, and write-down of digital assets as calculated prior to the adoption of ASU 2023-08 for the periods indicated:

	For the year ended December 31,
	2025	2024	2023
Approximate number of bitcoin acquired	—	182.0	3.9
Approximate number of bitcoin dispensed	(1.10)	(53.8)	—
Digital asset additions	$—	$624,644	$118,965
Digital asset dispositions	$99,117	$2,287,978	$—
Unrealized loss, net	$(1,789,357)	$—	$—
Realized gain (loss), net	$(3,371)	$1,683,946	$(4,000)

4.	Property and Equipment

Property and equipment consisted of the following as of December 31:

	2025	2024
Computer equipment	$2,058,567	$1,685,254
Leasehold improvements	564,492	454,082
Computer software	555,962	545,255
Furniture and fixtures	355,764	355,764
Production equipment	288,398	280,512
Warehouse equipment	113,965	106,856
	3,937,148	3,427,723
Less accumulated depreciation and amortization	(3,227,303)	(2,648,796)
	$709,845	$778,927

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 1 to 5 years. Depreciation and amortization expense on property and equipment for the years ended December 31, 2025, 2024 and 2023 was $0.6 million, $0.7 million, and $0.7 million, respectively.

5.	Content Assets, Net

Content consisted of the following as of December 31:

	2025	2024
Content	$11,246,401	$2,158,394
Less accumulated amortization	(4,973,476)	(447,528)
	$6,272,925	$1,710,866

The Company produces content for Dry Bar Comedy shows that are recorded and streamed through various channels. The Company capitalizes costs associated with the production, including development costs, direct costs, and production overhead. The Company amortizes the content assets in cost of revenues on the consolidated statements of operations over the period of use, which is estimated to be ten years, beginning with the month of first availability. The amortization for this content is calculated using the straight-line method.

The Company also capitalizes the content licensing rights for certain shows. The amortization for these content licensing rights is accrued and expensed according to the terms of the individuals licensing agreements.

In May 2025, the Company agreed to purchase the IP for Sketch from Wonder Project Inc. With this purchase, Angel Studios now controls the rights, title, and interest in the film, including any subsequent productions. The Company amortizes this content asset in cost of revenues on the consolidated statements of operations over the period of use, which is estimated to be ten years, beginning with the month of first availability. The amortization is calculated using the individual-film-forecast method in order to properly recognize expenses in the same accounting period as the revenues they help generate.

Amortization expense on content for the years ended December 31, 2025, 2024 and 2023 was $4.5 million, $0.2 million and $0.2 million, respectively.

6.	Notes Receivable

On March 1, 2021, the Company entered into an agreement to sell substantially all the assets and liabilities of the Company’s content filtering service. As part of this transaction, the Company paid cash to the buyer to provide liquidity to the business and the buyer entered into a note with the Company and is required to pay $9.9 million over fourteen years. If the buyer defaults under any of its obligations under the agreement, they will be required to transfer and assign all assets and liabilities back to the Company for no consideration. As of December 31, 2025, and 2024, the outstanding balance on the consolidated balance sheets is $4.2 million and $4.5 million, respectively.

In addition to the notes receivable from the sale of the filtering business, the Company enters into various notes receivables with filmmakers and international distributors for marketing and other purposes. The terms of these agreements are generally less than one year and non-interest bearing. The total amount of notes receivable due from filmmakers and international distributors as of December 31, 2025 and 2024 was $1.1 million and $0.5 million, respectively, which is included in current portion of notes receivable on the consolidated balance sheets.

7.	Intangible Assets

Intangible assets consisted of the following as of December 31:

	2025	2024
Domain names	2,197,465	2,191,454
Prepaid content rights	3,000,000	—
Less accumulated amortization	(1,347,430)	(274,299)
	$3,850,035	$1,917,155

Amortization for the domain names is calculated using the straight-line method over the estimated economic useful lives of the domain names of approximately thirty years. The prepaid content rights are being amortized on a straight-line basis over the first guaranteed year of the agreement, which represents the period of expected benefit.

Amortization expense on intangible assets for the years ended December 31, 2025, 2024 and 2023 was $1.1 million, $73.0 thousand and $73.0 thousand, respectively.

8. Capitalized Software, Net

A summary of the Company's capitalized software as of December 31, 2025 and 2024 is as follows:

	Estimated Useful Life	2025	2024
Software development costs	3 years	$39,952,014	$31,182,445
Development in progress		625,167	701,304
Accumulated amortization		(27,268,934)	(19,027,444)
Capitalized software, net		$13,308,247	$12,856,305

The Company capitalized software development costs for continuing operations totaling $8.7 million and $8.4 million during the years ended December 31, 2025 and 2024, respectively. Amortization expense for continuing operations for capitalized software development costs amounted to $8.2 million, $6.9 million and $4.8 million during the years ended December 31, 2025, 2024 and 2023, respectively. The capitalized software costs are being amortized on a straight-line basis over a three-year period, which represents the period of expected benefit.  There were no amounts written down to net realizable value for continuing operations during the years ended December 31, 2025, 2024 and 2023, respectively.

9.Debt

Notes Payable

The following table summarizes the Company’s debt facilities as of December 31, 2025 and December 31, 2024 (in millions):

	December 31, 2025		December 31, 2024
Type of Facility or Arrangement	Carrying Value	Fair Value (1)	Carrying Value	Fair Value (1)	Original Principal Amount	Interest Rate		Repayment Terms
May 2024 P&A loans	$2.0	$2.0	$3.3	$3.3	$3.0	10.0*	%	For detailed terms, see (2)
May 2025 convertible note	5.5	7.0	—	—	5.0	15.0		For detailed terms, see (3)
September 2025 note with warrants	40.0	40.0	—	—	40.0	13.5		For detailed terms, see (3)
Revolving P&A loans (See Note 17, Related-Party Transactions)	53.5	53.5	8.2	8.2		10.0 - 15.0*		For detailed terms, see (4)
Total	101.0	102.5	11.5	11.5
Less: discounts and issuance costs, net of amortization	(3.8)	—	—	—
Total notes payable balance	$97.2	$102.5	$11.5	$11.5

* The interest rates for these loans are calculated as simple interest, where the amount of interest is a fixed amount of the principal.

(1)	For debt without convertible features and/or warrants, the Company measures the fair value of its outstanding debt and interest rate swaps using discounted cash flow techniques that use observable market inputs (Level 2 measurements). For debt with conversion features and/or warrants, the conversion features and warrants were determined based on the Black Scholes option pricing model and have been classified as level 3 in the fair value hierarchy.
(2)	The maturity date is dependent on the timing of cash collections from theatrical sales, licensing revenue, merchandise sales and other revenue. The balance is expected to be fully paid within the next twelve months.
(3)	See the convertible features and/or warrants section below.
(4)	The current notes mature between January and April 2026.

Maturities for all long-term debt at December 31, 2025, are as follows (in millions):

Year Ending December 31,
2026	$—
2027	7.3
2028	11.8
2029	13.6
2030	12.8
Thereafter	—
Total (1)	$45.5

(1)	The carrying value of the debt in the above table excludes discounts and issuance costs, net of amortization, of $3.8 million

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

September 2025 note with warrants

In September 2025, The Company entered into a loan and security agreement with certain lenders, which provides up to $100.0 million term loan with a delayed draw feature, which is composed of four committed tranches: (i) the first tranche in an aggregate principal amount of $40.0 million, which was funded on the closing date; (ii) the second tranche in an aggregate principal amount equal to $20.0 million, which was drawn in February 2026; (iii) the third tranche in an aggregate principal amount equal to $20.0 million, which may be drawn on or prior to December 31, 2026 and (iv) the fourth tranche in an aggregate principal amount equal to $20.0 million, which may be drawn on or prior to June 30, 2027. The availability of each tranche will be subject to achievement by the Company of certain conditions, including, without limitation, achievement of a specified minimum annualized recurring revenue and receipt of a minimum of net cash proceeds from the sale or issuance of equity. Borrowings under the credit facility were used to pay off certain of the Company’s existing indebtedness, as well as for general working capital purposes and business operations.

In connection with the Company’s loan and security agreement, certain bitcoin holdings are maintained in a controlled securities account subject to an account control agreement in favor of the administrative agent and are pledged as collateral to secure the Company’s obligations under the facility. The Company retains ownership of the bitcoin and continues to recognize such holdings as digital assets on its consolidated balance sheets.

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

The credit facility contain representations, warranties and covenants that are typical for these types of facilities. These covenants include restrictions on mergers or sales of assets and secured debt borrowings, subject to exceptions and limitations. The credit facility also requires the Company to maintain a minimum liquidity level and contains events of default applicable to the Company that are customary for agreements of this type. In connection with the credit facility, the Company issued each lender thereunder a warrant to purchase stock to purchase an aggregate amount of 1,462,682 shares of the Company’s Class A common stock with an exercise price per share of $7.29. The Warrants vest and become exercisable in proportion to and in conjunction with the advancement of each tranche under the Credit Facility. The warrants will expire on September 11, 2030. The Company also granted the lenders rights to participate in future issuances of the Company’s capital stock.  As part of the initial draw, the lenders received warrants to purchase 585,072 shares of the Company’s Class A common stock with an exercise price of $7.29 per share. A discount of $2.3 million was recorded for the warrant, as allocated based on the relative fair values of the elements of the note and warrant. This portion of the debt discount was recorded as paid-in capital. An additional $0.4 million was booked as a debt discount for commitment fees paid to the Lender, and $0.3 million was booked as debt issuance costs for legal and other fees paid to third parties.  Due to the total fair value of the note, including the warrant, being greater than the principal amount of the note, the effective interest rate is greater than the coupon rate and is approximately 16.3%.

The following table summarizes further details of the outstanding notes with convertible features and/or warrants:

Notes	Issuance Date	Maturity Date	Principal Amount	Coupon Interest Rate
May 2025 convertible note	May 2, 2025	May 1, 2027	$5,000,000	15.00%
September 2025 note with warrants	September 8, 2025	October 1, 2030	40,000,000	13.50

Components and Fair Value of the Convertible Notes

The convertible note consisted of the following components as of December 31, 2025.  The principal shown in the table below consists of the principal amount of the note as well as the interest (which is paid-in-kind each month).

	December 31, 2025
	Outstanding Principal Amount	Less: Discounts, Net of Amortization	Net Carrying Amount	Fair Value (1)
May 2025 convertible note	$5,526,167	$1,038,455	$4,487,712	$6,996,218

(1)	The fair value includes the note, the conversion feature on the note, and the warrant. The conversion feature and warrant were determined based on the Black Scholes option pricing model and has been classified as level 3 in the fair value hierarchy.

Interest Expense of the Convertible Notes

The following table summarizes interest expenses related to the convertible notes:

	Year Ended December 31, 2025
	Contractual Interest Expense	Amortization of Debt Discount	Total
May 2025 convertible note	$526,167	$298,755	$824,922

10.Investments in Affiliates

Consolidated Entities

The Company consolidates entities in which it has a controlling financial interest, either through a majority voting interest or as the primary beneficiary of a VIE, in accordance with ASC 810, Consolidation. As of December 31, 2025, the Company consolidates several subsidiaries and VIEs where the Company is the primary beneficiary.

Consolidated Subsidiaries (Voting Interest): The Company holds majority ownership in several subsidiaries which are consolidated based on voting interest control. These subsidiaries are integral to the Company’s operations. There are no significant restrictions on the ability of these subsidiaries to transfer funds to the parent in the form of dividends, loans, or advances, except for standard regulatory requirements in certain jurisdictions.

Consolidated VIEs: The Company is the primary beneficiary of various VIEs, special-purpose entities established to raise capital for upcoming content and invest in new and related content. The Company consolidates these VIEs because it has the power to direct the activities that most significantly impact the VIEs’ economic performance and has the obligation to absorb losses or the right to receive benefits that could be significant to the VIEs. The carrying amounts of the VIEs’ assets and liabilities included in the consolidated balance sheets as of December 31, 2025, are $4.8 million. Creditors of these VIEs have no recourse to the general credit of the Company. Certain restrictions have existed for certain of the Company’s VIE’s that require revenue generated by the exploitation of certain films to be used to redeem the preferred shares of that VIE. As of the date of this filing, all of these preferred shares have been redeemed and no such restrictions exist for any of the Company’s VIE’s.

Investment in Unconsolidated Entities

The Company holds investments in several unconsolidated entities, some of which are accounted for under the equity method and others under the measurement alternative.

Equity Method Investments

In October 2025, the Company entered into a term sheet (the “Term Sheet”) with 2521 Entertainment, LLC (“2521”, together with the Company, the “JV Partners”) that sets forth the principal terms and conditions governing the joint venture between the JV Partners, through Giant Slayer Media LLC (“Giant Slayer Media” or the “JV”). The Term Sheet, pursuant to its terms, became binding on October 7, 2025, upon the execution of that certain Asset Purchase Agreement by and between Slingshot USA LLC (“Slingshot”) and Giant Slayer Media, also dated as of October 7, 2025 (the “Asset Purchase Agreement”). Under the Term Sheet, and by means of the Asset Purchase Agreement, Giant Slayer Media will acquire substantially all of the assets of Slingshot related to the animated feature film, DAVID, the associated works and certain other ancillary rights and obligations (the “Purchased Assets”). The Company does not have a majority of voting interest or a controlling financial interest in Giant Slayer.  The Company does, however, have significant influence over the decisions made by Giant Slayer.  As such, the Company will not consolidate Giant Slayer and will treat its investment as an equity method investment.  Pursuant to the Term Sheet, the Company contributed $31,366,686 and 2521 contributed $46,550,473 in cash to the JV. Moreover, the Company was also credited, as a capital contribution, an amount equal to $2,342,277 on account of a previous investment, which resulted in the Company’s total initial capital contribution of $33,708,963. Following the cash contributions by the JV Partners, the equity split in the JV is 42% to the Company and 58% to 2521.

In October 2023, the Company entered into an equity purchase agreement with a third-party entity, acquiring preferred units for an aggregate purchase price of $1.0 million. Based on the Company’s assessment of the investee’s financial outlook, the Company determined that it is unlikely the investment will be recovered in the foreseeable future. Accordingly, a full impairment of the $1.0 million investment was recorded as of December 31, 2024. This impairment is reflected as a loss under the line item ‘Impairment of investment in affiliates’ in the other income (expense) section of the consolidated statements of operations for the year ended December 31, 2024. No similar impairments occurred during 2025.

Additionally, the Company holds equity investments in other unconsolidated entities. These entities are accounted for under the equity method, as the Company holds significant influence over their operations.

The Company’s share of the investees’ net income was $0.3 million and $0.1 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, and 2024, the carrying value of these investments totaled approximately $36.5 million and $2.6 million, respectively. No impairments or significant valuation adjustments were required for these equity method investments.

Measurement Alternative Investments

The Company also holds investments in entities where it does not have significant influence, which are accounted for under the measurement alternative. Under the measurement alternative method, investments are carried at cost, adjusted for observable price changes in orderly transactions for identical or similar investments and for impairments. As of December 31, 2025 and 2024, the carrying value of these investments totaled approximately $9.6 million and $5.6 million, respectively, with no impairment recorded during the periods.

Variable Interest Entities (Unconsolidated)

The Company has identified certain unconsolidated entities as VIEs under ASC 810, Consolidation. These VIEs are primarily fundraising and content related ventures. The Company does not consolidate these VIEs because it is not the primary beneficiary, meaning it does not have the power to direct the activities that most significantly impact the economic performance of the entities, nor does it have an obligation to absorb significant losses or the right to receive significant benefits from these VIEs.

The Company’s maximum exposure to loss as a result of its involvement with these unconsolidated VIEs is limited to the Company’s equity investment, totaling approximately $0.0 million as of December 31, 2025 and 2024. This amount represents the carrying value of the Company’s equity investments in these VIEs, recorded under investments in affiliates on its consolidated balance sheets. The Company’s involvement in these VIEs is primarily through its operational relationships, and the Company does not have any future funding commitments or guarantees to these entities.

11.	Accrued Expenses

Accrued expenses as of December 31, 2025 and 2024, consist of the following:

	2025	2024
Accrued marketing expenses	$18,153,737	$4,860,716
Other accrued expenses	1,933,017	1,064,921
Accrued legal expenses	1,870,969	5,431,494
Accrued sales tax	1,836,286	359,311
Accrued payroll expenses	693,875	1,358,213
	$24,487,884	$13,074,655

Accrued marketing expenses consist of amounts for advertising, promotional activities and other marketing-related costs that were incurred but unpaid at year-end for both periods. Accrued legal expenses represent amounts related to ongoing litigation and legal services incurred but not yet paid as of the respective balance sheet dates. Accrued payroll expenses represent compensation earned by employees, including wages, bonuses and other benefits, that are unpaid as of the balance sheet date. Accrued sales taxes include amounts for sales taxes collected from customers but not yet remitted to tax authorities at the end of the reporting period. Other accrued expenses include various operational expenses such as professional fees and other miscellaneous items that are individually immaterial to the financial statements. These amounts are expected to be settled in the normal course of business within the next fiscal year.

12.	Accrued Settlement Costs

In September 2020, the Company recorded an expense on the consolidated statements of operations and an accrued settlement cost on the consolidated balance sheets of $5.3 million due to a settlement from the chapter 11 bankruptcy case that was filed on October 18, 2017. The total amount due from litigation and the resulting bankruptcy case was $62.5 million; however, as part of the settlement agreement, it was agreed that the $62.5 million would be lowered to $9.9 million, payable over fourteen years without interest, or a discounted $7.8 million payable within five years, as long as the Company makes timely payments and there is no breach or violation of the settlement agreement that remains uncured. As a result of this settlement, and the Company’s plans to not break or violate the settlement agreement, the Company recorded an expense of $5.3 million during the year ended December 31, 2020. The Company recorded the present value of $9.9 million with an imputed interest rate of 10.0%. Payments of $0.2 million were due quarterly.

The Company elected the five-year option and fully repaid the $7.8 million as of December 31, 2025. Therefore, as of December 31, 2025 and 2024, the outstanding balance on the consolidated balance sheets was $0.0 million and $4.4 million, respectively.

13.Commitments and Contingencies

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

The Company assesses whether there is a reasonable possibility that a loss, or additional losses beyond those already accrued, may be incurred (“Material Loss”). If there is a reasonable possibility that a Material Loss may be incurred, the Company discloses an estimate or range of the amount of loss, either individually or in the aggregate, or discloses that an estimate of loss cannot be made. If a Material Loss occurs due to an unfavorable outcome in any legal matter, this may have an adverse effect on the consolidated financial position, results of operations, and liquidity of the Company. The Company records a provision for each liability when determined to be probable, and the amount of the loss may be reasonably estimated. These provisions are reviewed annually and adjusted as additional information becomes available. Management, after consultation with legal counsel, believes that the outcome of these proceedings will not have a material impact on the Company’s consolidated financial position, results from operations or liquidity. The actual amounts from the resolution of these matters could vary from management’s estimate.

Disney Litigation and the Preliminary Injunction

On December 12, 2016, the U.S. District Court for the Central District of California granted a preliminary injunction against the Company (formerly VidAngel) for copyright infringement and Digital Millennium Copyright Act (“DMCA”) violations involving works from Disney Enterprises, Inc., Lucasfilm Ltd., Twentieth Century Fox Corporation, Warner Bros. Entertainment, Inc., and their subsidiaries. The plaintiffs alleged that the Company unlawfully decrypted and infringed 819 titles. In 2019, the court granted the Plaintiff’s motion for partial summary judgment on liability, and a jury trial resulted in a $62.4 million award, including $61.4 million for willful copyright infringement ($75,000 per title) and $1.0 million for DMCA violations ($1,000 per title). A judgment was entered in September 2019, with plaintiffs also seeking costs and attorneys' fees.

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

The foregoing summary of certain provisions of the Reorganization Plan and related settlement agreement are not complete and are subject to and qualified in their entirety by reference to the Reorganization Plan and Disney Settlement Agreement, copies of which can be found in the Angel Legacy Report on Form 1-U filed on September 15, 2020, under “Item 2.1, Exhibits,” and the terms of which are incorporated by reference herein.

Mergers and Acquisitions

In July 2022, the Company purchased an 8.0% interest in an entity that is partially owned by one or more of the Company’s directors, officers, and stockholders. This entity produces content for the Company’s platforms. The total purchase price was $1.7 million. In August 2023, the Company entered into negotiations to acquire this entity in full. While negotiations are ongoing, the Company agreed to fund the operations of the entity. The Company funded a total of $4.4 million during the year ended December 31, 2024. During the year ended December 31, 2025 the Company funded an additional $3.9 million related to supporting operations of the entity which was expensed by the Company.

In May 2025, the Company agreed to purchase the IP for Sketch for $6.0 million from Wonder Project Inc. for $6.0 million in cash; $2.0 million each is to be paid on or before May 31, 2025, June 30, 2025, and July 31, 2025.  The purchase is now complete and the final payment has been completed. With this purchase, Angel Studios now controls the rights, title, and interest in the film, including any subsequent productions.

In October 2025, the Company entered into a Term Sheet with 2521 that sets forth the principal terms and conditions governing the joint venture between the JV Partners, through Giant Slayer Media. The Term Sheet, pursuant to its terms, became binding on October 7, 2025, upon the execution of that certain Asset Purchase Agreement by and between Slingshot and Giant Slayer Media, also dated as of October 7, 2025. Under the Term Sheet, and by means of the Asset Purchase Agreement, Giant Slayer Media will acquire substantially all of the assets of Slingshot related to the animated feature film, DAVID, the associated works and certain other ancillary rights and obligations. The Company does not have a majority of voting interest or a controlling financial interest in Giant Slayer.  The Company does, however, have significant influence over the decisions made by Giant Slayer.  As such, the Company will not consolidate Giant Slayer and will treat its investment as an equity method investment.  Pursuant to the Term Sheet, the Company contributed $31,366,686 and 2521 contributed $46,550,473 in cash to the JV. Moreover, the Company was also credited, as a capital contribution, an amount equal to $2,342,277 on account of a previous investment, which resulted in the Company’s total initial capital contribution of $33,708,963. Following the cash contributions by the JV Partners, the equity split in the JV is 42% to the Company and 58% to 2521.

On November 14, 2025, we entered into an agreement and plan of merger (“Homestead Merger Agreement”) pursuant to which we will acquire directly or indirectly all of the equity interests of Black Autumn Show, Inc. (“Black Autumn”), which owns the rights to the

Homestead movie and series. Under the terms of the Homestead Merger Agreement, if the merger is completed, at the effective time of the merger, the following consideration will be payable: at the effective time, each holder of issued and outstanding shares of Black Autumn Stock will be entitled to receive (a) that number of shares of our Class A Common Stock equal to (i)(A) the Homestead Per Share Merger Consideration multiplied by (B) the number of shares of Black Autumn Common Stock, par value $0.00001 per share, Black Autumn Series A-1 Preferred Stock, par value $0.00001 per share, Black Autumn Series A-CF Preferred Stock, par value $0.00001 per share and Black Autumn Series Seed Preferred Stock, par value $0.00001 per share, held by such holder as of immediately prior to the effective time, divided by (ii) $6.13, plus (b) such holder’s Homestead Pro Rata Share of the Homestead Royalty Shares. All capitalized terms used in this paragraph are used as defined in the Homestead Merger Agreement, which is attached as an exhibit to this Form 10-K.

On November 14, 2025, we entered into an agreement and plan of merger (“TCP Merger Agreement”) pursuant to which we will acquire directly or indirectly all of the equity interests of Toothy Cow Productions, LLC. (“TCP”), which owns the rights to the Wingfeather Saga series. Under the terms of the TCP Merger Agreement, if the merger is completed, at the effective time of the merger, the following consideration will be payable: at the effective time, all of the issued and outstanding common units of membership interests of TCP (the “TCP Common Units”), preferred unit of membership interests of TCP designated as Class A Preferred Units (the “TCP Class A Preferred Units”), and preferred unit of membership interests of TCP designated as Class B Preferred Units (the “TCP Class B Preferred Units,” and, collectively with the TCP Common Units and the TCP Class B Preferred Units, the “TCP Units”) will be cancelled and extinguished and converted automatically into the right to receive a portion of the TCP Aggregate Stock Consideration. With respect to holders of TCP Units, the TCP Aggregate Stock Consideration is equal to (a) the TCP Stock Consideration Per Common Unit, multiplied by (b) the number of shares of TCP Units held by such holder as of immediately prior to the TCP Closing; with respect to holders of TCP Class A Preferred Units, the TCP Aggregate Stock Consideration is equal to (a) the TCP Stock Consideration Per Class A Preferred Unit, multiplied by (b) the number of shares of TCP Class A Preferred Units held by such holder as of immediately prior to the TCP Closing; and with respect to holders of TCP Class B Preferred Units, the TCP Aggregate Stock Consideration is equal to (a) the TCP Stock Consideration Per Class B Preferred Unit, multiplied by (b) the number of shares of TCP Class B Preferred Units held by such holder as of immediately prior to the TCP Closing. All capitalized terms used in this paragraph are used as defined in the TCP Merger Agreement, which is attached as an exhibit to this Form 10-K.

On November 14, 2025, we entered into an agreement and plan of merger (“TTS Merger Agreement”) pursuant to which we will acquire directly or indirectly all of the equity interests of Tuttle Twins Show, LLC. (“TTS”), which owns the rights to the Tuttle Twins series. Under the terms of the TTS Merger Agreement, if the merger is completed, at the effective time of the merger, the following consideration will be payable: at the Effective Time, all of the issued and outstanding common units of membership interests of TTS (the “TTS Common Units”) and preferred units of membership interests of TTS (the “TTS Preferred Units,” and, together with the TTS Common Units, the “TTS Units”) will be cancelled and extinguished and converted automatically into the right to receive the TTS Merger Consideration, consisting of, as applicable, (a) for TTS Investors, an amount in cash equal to the TTS Investor Per Unit Cash Consideration and a number of shares of the Company’s Class A Common Stock equal to the TTS Investor Per Unit Stock Consideration, (b) for TTS Key Operators, a number of shares of Company Class A Common Stock equal to the TTS Key Operator Per Unit Stock Consideration. All capitalized terms used in this paragraph are used as defined in the TTS Merger Agreement, which is attached as an exhibit to this Form 10-K.

Operating Leases

The Company has several non-cancelable office, warehouse, and server leases that mature between May 31, 2027, and March 31, 2029, with monthly payments that escalate between 3.0%-5.0% each year.

The following represents maturities of operating lease liabilities as of December 31, 2025:

Year Ending December 31:	Amount
2026	1,502,232
2027	1,385,212
2028	699,970
2029	101,100
Total Lease Payments	3,688,514
Less: Interest	(345,182)
Present value of lease liabilities	$3,343,332

The weighted average remaining lease terms and interest rates were as follows as of December 31, 2025:

Lease Term and Discount Rate	2025
Weighted Average Remaining Lease Term (years)
Operating leases	2.5
Weighted Average Discount Rate
Operating leases	7.32%

Lease expense for operating lease liabilities was $1.1 million, $0.9 million and $0.7 million for the years ended December 31, 2025, 2024 and 2023, respectively, and included in general and administrative expenses on the consolidated statements of operations.

Cash payments included in the measurement of operating lease liabilities for the years ended December 31, 2025, 2024 and 2023 were $1.1 million, $0.8 million and $0.7 million, respectively.

ASC 460 Loan Guarantees

The Company has agreed to various loan guarantees as of December 31, 2025. These guarantees could result in obligations if the related parties default on their loans. In accordance with ASC 460, Guarantees, the Company evaluated whether a liability needed to be recognized for each guarantee at the time the guarantees were issued. Based on the Company’s assessment under ASC 460, no liability or corresponding receivable was recorded. The Company concluded that the likelihood of making payments under these guarantees is remote, and as such, no recognition was necessary. These guarantees remain disclosed as potential obligations, but no liability has been recognized as of December 31, 2025.

The Company’s maximum exposure under all ASC 460 guarantees, if all related parties were to default and no recovery could be made, is $4.8 million, plus related interest, which include loans with a 20% fixed rate or a 20% variable APR. The obligations behind these guarantees are all expected to be paid during 2026.

Health Plan Obligations

The Company maintains a partially self-funded, level-funded health plan for employees. Monthly charges consist of fixed Claims Funding and Premium/Admin/Stop-Loss fees, which are recorded as expense when billed. Claims are paid by the plan administrator from the funded account, and the Company is not responsible for claims exceeding stop-loss coverage. Due to the plan’s design, no additional liability for unpaid or incurred-but-not-reported claims has been recorded.

Class C Common Stock Contractual Adjustment

During 2023, one of the Company’s investors purchased 2,829,934 shares of its Class A Common Stock.  As part of the agreement, the total shares purchased would be adjusted to 4,508,813 shares of Class A Common Stock if each of the below events occurred::

1.	If gross revenues of the Company in 2023, 2024 or 2025 was less than $100.0 million; and
2.	If a material and adverse change occurs to one of the Company’s distribution agreements that results in a reduction in revenue of at least 20.0% relative to the revenue that would have otherwise been entitled if not for the material change.

During 2025, the Company determined that both of these triggering events had occurred, and the additional shares have been issued and recorded.

14.	Stock-Based Compensation

At December 31, 2025, the Company had the following stock-based employee compensation plans:

Equity Incentive Plans

The Company’s 2014 Stock Incentive Plan, originally approved in 2014, was amended and restated in each of August 2016, July 2020, and February 2021 (the “2014 Stock Incentive Plan”), The 2014 Stock Incentive Plan provided for the grant of incentive stock options, nonqualified stock options, stock appreciation rights and shares of restricted stock. In October 2023, the Company adopted the 2023

Stock Incentive Plan (the “2023 Stock Incentive Plan”) and no further awards were granted under the 2014 Stock Incentive Plan. The 2023 Stock Incentive Plan reserved a total of 30,898,918 shares of the Company’s Class B Common Stock for issuance thereunder and subject to the condition that the total number of shares issued thereunder, and along with the 2014 Stock Incentive Plan, shall not exceed 16.5% of the fully diluted outstanding shares of the Company’s Common Stock.

The Company adopted a Performance Equity Plan (the “ 2023 Performance Equity Plan”) in October 2023. This plan provided for the grant of incentive stock options, nonqualified stock options, stock appreciation rights and shares of restricted stock to certain of its employees, directors and consultants. Awards made under the 2023 Performance Equity Plan are subject to certain performance vesting criteria based on either (i) the Company’s stock price, as quoted on a publicly traded market or stock exchange, being equal to or greater than certain prices or (ii) the Company having at least two consecutive independent stock price valuations completed on its Common Stock (and approved by the Board) that value the Company’s Common Stock at a price equal to or higher than the vesting stock price applicable to the award.

In September 2025, the Company adopted the 2025 Long-Term Incentive Plan, which serves as the successor to the 2023 Stock Incentive Plan and the 2023 Performance Equity Plan (the “Prior Plans”). Upon the effectiveness of the 2025 Long-Term Incentive plan, no further awards will be granted under the Prior Plans, and all future equity incentive awards, including any issuances of shares, will be made exclusively under the 2025 Long-Term Incentive Plan. Outstanding awards previously granted under the Prior Plans will continue to vest and be settled in accordance with their original terms, but no new shares will be issued pursuant to new grants under the Prior Plans.

The 2025 Long-Term Incentive Plan provides for the grant of options and full value awards such as service condition restricted stock units (“Restricted Stock Units”) and performance stock units (“Performance Stock Units” and together, “Restricted Stock Awards”). All new share-based awards, including performance-based awards, will be issued under this plan. The 2025 Long-Term Incentive Plan authorizes the issuance of up to 17,318,618 shares of common stock, plus the rollover shares from the Prior Plans. This limit will automatically increase on January 1 of each year, commencing on January 1 of the year following the year in which the Effective Date occurs and ending on (and including) January 1, 2034, in an amount equal to 3% of the total number of shares of Stock outstanding on the date that the 2025 Long-Term Incentive Plan is adopted.

As of December 31, 2025, options granted for 64,286 shares of Class A Common Stock, Restricted Stock Units for 1,294,678 shares of Class A Common Stock, and Performance Stock Units for 458,225 shares of Class A Common Stock, had been issued as part of the 2025 Long-Term Incentive Plan, with 15,501,429 shares of Class A Common Stock remaining available for issuance.

As of December 31, 2025, options granted for 14,460,257 shares of Class A Common Stock had been issued as part of the 2023 Performance Equity Plan, with no shares remaining available for issuance. As of December 31, 2024, options granted for 11,903,954 shares of Class A Common Stock had been issued as part of the 2023 Performance Equity Plan, with 3,063,781 shares of Class A Common Stock remaining available for issuance. These options typically have a contractual life of ten years.

As of December 31, 2025, options granted for 17,433,248 shares of Class B Common Stock had been issued as part of the 2023 Stock Incentive Plan and the 2014 Stock Incentive Plan, with no shares remaining available for issuance. As of December 31, 2024, options granted for 14,800,928 shares of Class B Common Stock had been issued as part of the 2023 Stock Incentive Plan and the 2014 Stock Incentive Plan. Generally, 25.0% of these options vest on the one-year anniversary of the vesting commencement date, and 1/36 of the remaining options vest each month thereafter. The options typically have a contractual life of ten years.

Stock Options

The following sets forth the outstanding stock options and related activity for the years ended December 31, 2025, 2024 and 2023:

		Weighted
	Number of	Average Exercise
	Options	Price Per Share
Outstanding as of January 1, 2023	12,452,059	$0.99
Granted	9,433,027	2.66
Exercised	(1,059,092)	0.23
Forfeited	(1,019,843)	2.19
Outstanding as of December 31, 2023	19,806,151	1.77
Granted	10,834,416	4.38
Exercised	(1,057,562)	0.59
Forfeited	(2,878,374)	2.93
Outstanding as of December 31, 2024	26,704,631	2.75
Granted	7,015,437	6.53
Exercised	(926,752)	0.76
Forfeited	(835,525)	3.73
Outstanding as of December 31, 2025	31,957,791	3.61

The following summarizes information about stock options outstanding as of December 31, 2025:

	Weighted Average
	Remaining
Number of Options	Contractual	Weighted Average	Number of Options	Weighted Average
Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
2,355,749	3.75	$0.06	2,355,749	$0.06
180,095	0.57	0.16	180,095	0.16
1,292,437	5.21	0.64	1,292,437	0.64
2,046,810	5.62	1.62	2,046,810	1.62
891,766	5.84	1.67	891,766	1.67
1,244,200	6.72	2.24	1,211,314	2.24
11,571,858	7.93	2.66	2,004,013	2.66
64,286	9.89	5.18	—	5.18
5,474,401	8.70	5.66	395,497	5.66
4,774,639	9.29	6.13	439,289	6.13
1,620,708	9.58	7.29	82,315	7.29
440,842	9.68	8.23	—	8.23
31,957,791	7.66	3.61	10,899,285	1.78

The fair value of each service condition stock option was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions as of December 31:

	2025		2024		2023
Risk-free interest rate	3.65 - 4.35%		3.43 - 4.68%		3.63 - 4.86%
Expected stock price volatility	49.2 - 50.0%		50.0%		50.0%
Expected dividend yield	0.0%		0.0%		0.0%
Expected life of options	3.8 - 6.0	years	5 - 10	years	5	years

The fair value of each performance-based stock award, both options and Performance Stock Units, granted was estimated on the date of grant using the Monte-Carlo option-pricing model with the following assumptions as of December 31:

	2025		2024		2023
Risk-free interest rate	4.13 - 4.47%		3.65 - 4.26%		4.81%
Expected stock price volatility	46.8 - 49.2%		46 - 48%		46%
Expected dividend yield	0.0%		0.0%		0.0%
Expected life of options	3.6 - 6.3	years	4.2 - 7.7	years	6.8 - 7.9	years

As of December 31, 2025, 2024 and 2023, the aggregate intrinsic value of options outstanding was $52.1 million, $77.7 million and $17.7 million, respectively. As of December 31, 2025, 2024, and 2023, the aggregate intrinsic value of options exercisable was $32.8 million, $44.4 million and $15.5 million, respectively.

Expected option lives and volatilities were based on historical data of the Company and comparable companies in the industry. The risk-free interest rate was calculated using similar rates published by the Federal Reserve. The Company has no plans to declare any future dividends.

Restricted Stock Awards

Nonvested Restricted Stock Units as of December 31, 2025 and changes during the year ended December 31, 2025 were as follows:

	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at December 31, 2024	—	$—

Granted	1,294,678	5.82
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2025	1,294,678	$5.82

The Company estimates the grant-date fair value of Restricted Stock Units based on the closing price of the Company’s common stock on the date of grant.

Nonvested Performance Stock Units as of December 31, 2025 and changes during the year ended December 31, 2025 were as follows:

	Number of Shares	Weighted-average Grant Date Fair Value
Nonvested at December 31, 2024	—	$—

Granted	458,225	3.16
Vested	—	—
Forfeited	—	—
Nonvested at December 31, 2025	458,225	$3.16

Stock-Based Compensation

Stock-based compensation expense is recognized on a straight-line basis, except for performance-based awards for which expense is recorded each period for the estimated expense associated with the projected achievement of the performance-based targets. The following table shows share-based compensation expense and the related income tax impact included in the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Stock-based compensation expense	$9,666,985	$3,641,940	$1,031,656
Total income tax impact on provision	(726,335)	(415,078)	300,838

As of December 31, 2025, there was $36.8 million of unrecognized stock-based compensation expense related to nonvested stock option awards. That cost is expected to be recognized over a weighted-average period of 4.8 years. As of December 31, 2025, there was $8.6 million of unrecognized stock-based compensation expense related to nonvested Restricted Stock Awards. That cost is expected to be recognized over a weighted-average period of 3.3 years. The Company recognizes forfeitures as they occur.

15.Common Stock

The Company has authorized Common Stock consisting of 700,000,000 shares, of which 500,000,000 shares have been designated as Class A Common Stock and 200,000,000 have been designated as Class B Common Stock.  The Company has also authorized preferred stock consisting of 1,000,000, par value $0.0001 per share.

Voting Rights

Each outstanding share of Class A Common Stock is entitled to one vote and each outstanding share of Class B Common Stock is entitled to ten votes.

Liquidation Rights

The holders of shares of Common Stock outstanding shall be entitled to receive all of the assets and funds of the Company remaining and available for distribution. Such assets and funds shall be divided among and paid to the holders of shares of Common Stock, on a pro-rata basis, according to the number of shares of Common Stock held by them.

Dividends

Dividends may be paid on the outstanding shares of Common Stock as and when declared by the Board, out of funds legally available.

Identical Rights

Holders of shares of Common Stock shall have the same rights and privileges and rank equally with, and have identical rights and privileges as, holders of all other shares of Common Stock, except with regard to voting rights as provided above.

Voluntary Conversion into Class A Common Stock

Each one share of Class B Common Stock shall be convertible into one share of Class A Common Stock at the option of the holder at any time.

Warrant Offerings

In May 2025, the Company entered into a note and warrant purchase agreement with an unaffiliated third party, providing for the private placement of a subordinated convertible promissory note with a principal balance of $5.0 million and warrant to purchase 163,322 shares of the Company’s Class A Common Stock with an exercise price of $6.13 per share. In September 2025, Steve Sarowitz, who is the controlling person of this unaffiliated third party, became a member of the Company’s board of directors.  See Note 9, Debt for additional details.

In September 2025, the Company entered into two notes and warrant purchase agreements with unaffiliated third parties, providing for the private placement of notes with a total principal balance of $40.0 million and warrants to purchase 1,462,682 shares of the Company’s Class A common stock with an exercise price per share of $7.29. As part of the initial draw, the lenders received warrants to purchase 585,072 shares of the Company’s Class A common stock.  See Note 9, Debt for additional details.

The Company determined that the outstanding warrants meet the criteria for equity classification.  Therefore, the warrants are recorded as a component of additional paid-in capital on the consolidated statements of stockholders’ equity at the time of issuance.  The fair value of the warrants were estimated using the Black-Scholes option pricing model at the time of issuance and will not be remeasured throughout their life, pursuant to ASC 470.

For more information regarding the note and warrant purchase agreements, refer to Note 9, Debt.

Loss per Share

The following table represents the Company’s loss per share for the year ended December 31:

	Year Ended
	2025	2024	2023
Numerator:
Net income (loss) attributable to controlling interests	$(170,478,642)	$(88,273,377)	$13,364,747

Denominator:
Weighted average basic shares outstanding	155,250,925	137,994,383	132,562,285
Effect of dilutive shares	—	—	7,310,871
Weighted average diluted shares	155,250,925	137,994,383	139,873,156

Basic loss per share	$(1.098)	$(0.640)	$0.101
Diluted loss per share	$(1.098)	$(0.640)	$0.096

Basic loss per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is calculated similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the common shares were dilutive. Common shares were anti-dilutive in periods where the Company’s performance resulted in a net loss.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share as their inclusion would be anti-dilutive, for the years ended December 31:

	Year Ended
	2025	2024
Stock options to purchase common stock	31,957,791	26,704,631
Unvested restricted stock awards	1,752,903	—
Convertible securities to acquire common stock	901,495	—
Warrants to purchase common stock	748,394	—
Total outstanding potentially dilutive securities	35,360,583	26,704,631

16.	Income Taxes

The components of the provision (benefit) for income taxes, net are as follows for the years ended December 31:

	2025	2024	2023
U.S. Federal:
Current	$—	$(251,837)	$1,098,349
Deferred	—	3,219,201	(3,219,201)
Total	—	2,967,364	(2,120,852)
U.S. State:
Current	—	(213,880)	204,535
Deferred	—	781,118	(781,118)
Total	—	567,238	(576,583)
Provision (benefit) for income taxes, net	$—	$3,534,602	$(2,697,435)

The following table presents the differences between the Company's income tax provision and the amounts computed at the federal statutory income tax rate, on both a dollar and percentage basis, for the years ended December 31:

	2025		2024		2023
Federal income tax at statutory rates	$(35,778,212)	(21.00)%	$(17,831,284)	(21.00)%	$2,208,285	21.00%
State and local income taxes (1)	(5,438,581)	(3.19)	(2,952,104)	(3.48)	(77,872)	(0.74)
Foreign tax effects	—	—	—	—	—	—
Effect of changes in tax laws or rates enacted in the current period	—	—	—	—	—	—
Effect of cross-border tax laws	—	—	—	—	—	—
Tax Credits		—
Research and development tax credits	(463,368)	(0.27)	(789,620)	(0.93)	(541,837)	(5.15)
other credits	—	—	—	—	—	—
Change in valuation allowance	36,408,877	21.36	25,861,296	30.46	(2,348,227)	(22.33)
Nontaxable or nondeductible items		—
Share-based payment awards	726,433	0.43	179,732	0.21	(192,026)	(1.83)
Transaction Costs	1,114,854	0.65	—	—	—	—
Changes in unrecognized tax benefits	—	—	—	—	—	—
Adoption of ASU 2025-06	3,130,425	1.84	(343,482)	(0.40)	(1,033,267)	(9.83)
Other adjustments	299,572	0.18	(589,936)	(0.69)	(712,491)	(6.78)
	$—	(0.00)%	$3,534,602	4.17%	$(2,697,435)	(25.66)%

(1) The State of Utah contributes to the majority (greater than 50%) of the tax effect in this category.

Significant components of the Company’s net deferred income tax assets, which are included in other long-term assets on the consolidated balance sheets, are as follows as of December 31:

	2025	2024	2023
Net operating loss carryforwards	$56,183,299	$18,872,026	$—
Research and development	1,568,124	5,564,482	3,787,461
Digital asset impairment	1,929,027	1,491,329	1,920,228
Research and development credits	603,571	1,180,635	229,867
Depreciation and amortization	316,891	(190,587)	(330,698)
Impairment of equity investment	243,795	243,557	—
Accruals and reserves	2,356,927	(310,990)	(554,006)
Deferred gain on sale	(931,462)	(989,156)	(1,052,533)
Valuation allowance	(62,270,172)	(25,861,296)	—
	$—	$—	$4,000,319

As of December 31, 2025, the Company had net operating loss (“NOL”) carryforwards available to offset future taxable income, of approximately $230.2 million. The utilization of the NOL carryforwards is subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended. Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50.0% over a three-year period.

The total cash paid for income taxes (net of refunds) is composed of the following, for the years ended December 31:

	2025	2024	2023
U.S. federal	$(312,019)	$985,085	$1,500
State*	18,962	16,355	20,708
Total cash paid for income taxes (net of refunds)	$(293,057)	$1,001,440	$22,208

*Some jurisdictions met the 5% disaggregation threshold; however, the related amounts were immaterial.

The Company has concluded that there are no significant uncertain tax positions requiring disclosure.

17.Related-Party Transactions

The Company has a marketing services contract with an entity owned by one or more of the Company’s directors, officers and stockholders. During the years ended December 31, 2025, 2024 and 2023, the  Company incurred expenses of $0.6 million, $0.5 million and $1.0 million, respectively, to the related party for marketing services.

In July 2021, the Company purchased a 50.0% interest in the entity that owns the building in which the Company leases its office space from. Lease payments made to the related party were $0.5 million for the years ended December 31, 2025, 2024 and 2023.

In February 2024, the Company entered into a revolving P&A loan agreement with Angel P&A, LLC, a Delaware limited liability company (“Angel P&A”) that is 100.0% owned by one or more of the Company’s directors, officers, and stockholders. Angel P&A was set up for the specific purpose of raising P&A funds for the Company to use for upcoming theatrical releases, in exchange for revenue participation rights of the films. The revenue participation rights allow Angel P&A the right to receive an amount not to exceed 110.0% (initial investment plus a 10.0% return) of their invested amount. Angel P&A has priority on the cash receipts to the Company of the particular film they invested in and shall be paid in full before any other claims, with the exception of money raised under Regulation A of Section 3(6) of the Securities Act, for P&A (if any) which would take first priority, from the film are paid. When Angel P&A receives the repayment on these notes, the interest portion is distributed to the institutional investors and the original investment can either remain at Angel P&A for additional P&A loans needed by the Company or be returned to the institutional investors until the Company has further need of the funds. The commitment period between Angel P&A and the Company, and between Angel P&A and the investors, lasts through February 2027. Angel P&A has no employees and is not anticipated to incur any operating expenses. The maturity on the loans are typically due between 80 – 120 days from the individual draw. As of December 31, 2025 and December 31, 2024, the total outstanding balance of revolving P&A loans is $53.5 million and $8.2 million, respectively.

In May 2025, the Company entered into a note and warrant purchase agreement with an unaffiliated third party, providing for the private placement of a subordinated convertible promissory note. In September 2025, Steve Sarowitz, who is the controlling person of this unaffiliated third party, became a member of the Company’s board of directors. See Note 9, Debt for additional details.

On October 22, 2025, the Company’s Board of Directors voted to increase the size of the Board from five to seven directors. One of the new members of the Board is Benton Crane, who is an executive producer and board member at Black Autumn Snow LLC, the creator of the Homestead film and television series, and Tuttle Twins Show LLC. The Company has a distribution agreement with the Homestead film and series resulting in payments for the years ended December 31, 2025, 2024 and 2023 of $6.5 million, $0.2 million, and $0.0 million. Total payments, including royalties, paid to the Tuttle Twins Show LLC, for the years ended December 31, 2025, 2024 and 2023, were $3.9 million, $4.4 million, and $1.0 million, respectively. See Note 13, Commitments and Contingencies, for more information.

18.Subsequent Events

Loan and Security Agreement with Warrant Offering

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

In February 2026, the second tranche, for an aggregate principal amount equal to $20.0 million. As part of the second tranche draw, the lenders received warrants to purchase 292,537 shares of the Company’s Class A common stock with an exercise price of $7.29 per share.