Form 10-Q
period 2026-03-31
Angel Studios, Inc.
filed 2026-04-30
CIK 1865200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 001-41150

ANGEL STUDIOS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-3483780
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

295 W Center St., Provo, UT	84601
(Address of principal executive offices)	(Zip Code)

(760) 933-8437

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	ANGX	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of April 27, 2026:

Class A Common Stock: 129,624,365 shares

Class B Common Stock: 56,787,999 shares

ANGEL STUDIOS, INC.

FORM 10-Q

March 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$38,875,760	$44,083,233
Accounts receivable, net	30,792,585	51,122,866
Current portion of licensing receivables, net	9,834,673	9,695,562
Physical inventory	1,383,563	1,264,101
Current portion of notes receivable	1,375,942	1,368,581
Royalty advance	18,736,980	13,827,626
Prepaid expenses and other	10,617,381	13,515,986
Total current assets	111,616,884	134,877,955

Licensing receivables, net	80,213	2,579,252
Notes receivable, net of current portion	3,862,655	3,940,918
Property and equipment, net	581,186	709,845
Content, net	5,828,984	6,272,925
Intangible assets, net	3,081,723	3,850,035
Capitalized software, net	13,705,384	13,308,247
Digital assets	20,682,504	26,527,560
Investments in affiliates	45,997,700	46,014,881
Operating lease right-of-use assets	2,932,555	3,240,021
Other long-term assets	4,715,599	89,924
Total assets	$213,085,387	$241,411,563

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$25,786,792	$39,960,272
Accrued expenses	12,122,179	24,487,884
Current portion of accrued licensing royalties	33,774,958	31,257,950
Current portion of notes payable	40,470,679	55,473,665
Current portion of operating lease liabilities	1,318,472	1,284,747
Deferred revenue	74,691,685	66,534,622
Total current liabilities	188,164,765	218,999,140

Accrued licensing royalties, long-term	2,863,265	4,441,758
Notes payable, net of current portion	61,802,915	41,692,404
Operating lease liabilities, net of current portion	1,714,213	2,058,585
Total liabilities	$254,545,158	$267,191,887

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.0001 par value, 700,000,000 shares authorized; 169,850,328 and 169,095,572 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	$16,985	$16,909
Additional paid-in capital	214,027,327	210,079,998
Noncontrolling interests	(168,495)	5,653,837
Accumulated deficit	(255,335,588)	(241,531,068)
Total stockholders’ equity	(41,459,771)	(25,780,324)
Total liabilities and stockholders’ equity	$213,085,387	$241,411,563

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue:
Licensed content and other revenue	$114,950,464	$46,206,744
Pay it Forward revenue	154,602	1,233,896
Total revenue	115,105,066	47,440,640

Operating expenses:
Cost of revenues	44,002,346	19,480,204
Selling and marketing	56,596,563	50,525,314
General and administrative	11,245,458	7,367,254
Research and development	4,083,938	3,244,918
Legal expense	1,842,932	414,513
Total operating expenses	117,771,237	81,032,203
Operating loss	(2,666,171)	(33,591,563)

Other income (expense):
Net loss on digital assets	(5,845,056)	(3,299,105)
Interest expense	(6,032,609)	(1,564,155)
Interest income	708,289	1,124,691
Other income	79,491	—
Total other expense	(11,089,885)	(3,738,569)
Loss before income tax benefit	(13,756,056)	(37,330,132)
Income tax benefit	—	—
Net loss	$(13,756,056)	$(37,330,132)

Net income (loss) attributable to noncontrolling interests	48,464	(26,208)
Net loss attributable to controlling interests	$(13,804,520)	$(37,303,924)

Net loss per common share - basic	$(0.082)	$(0.256)
Net loss per common share - diluted	$(0.082)	$(0.256)

Weighted average common shares outstanding - basic	169,376,204	145,623,586
Weighted average common shares outstanding - diluted	169,376,204	145,623,586

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended

	Common Stock				Additional
	Class A		Class B		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2025	111,928,549	$11,192	57,167,023	$5,717	$210,079,998	$(241,531,068)	$5,653,837	$(25,780,324)
Stock options exercised	-	-	982,013	98	1,144,914	-	-	1,145,012
Vesting of restricted stock units	13,240	2	-	-	(2)	-	-	-
Transfer of common stock	736,200	74	(736,200)	(74)	-	-	-	-
Repurchase of common stock	-	-	(240,497)	(24)	(897,392)	-	-	(897,416)
Stock-based compensation expense	-	-	-	-	3,471,960	-	-	3,471,960
Issuance of warrants	-	-	-	-	227,849	-	-	227,849
Redemptions from noncontrolling interests	-	-	-	-	-	-	(5,870,796)	(5,870,796)
Net income (loss)	-	-	-	-	-	(13,804,520)	48,464	(13,756,056)
Balance as of March 31, 2026	112,677,989	$11,268	57,172,339	$5,717	$214,027,327	$(255,335,588)	$(168,495)	$(41,459,771)

Balance as of December 31, 2024	76,089,361	$7,609	68,307,491	$6,831	$95,485,005	$(87,014,444)	$8,222,953	$16,707,954
Stock options exercised	-	-	156,169	16	80,500	-	-	80,516
Issuance of common stock, net of fees	2,416,622	242	-	-	14,796,462	-	-	14,796,704
Repurchase of common stock	(70)	-	(10,829)	(1)	(65,028)	-	-	(65,029)
Stock-based compensation expense	-	-	-	-	2,632,836	-	-	2,632,836
Digital assets market value adjustment	-	-	-	-	-	15,962,018	-	15,962,018
Contributions from noncontrolling interests, net of fees	-	-	-	-	-	-	228,594	228,594
Redemptions from noncontrolling interests	-	-	-	-	-	-	(6,000,000)	(6,000,000)
Net loss	-	-	-	-	-	(37,303,924)	(26,208)	(37,330,132)
Balance as of March 31, 2025	78,505,913	$7,851	68,452,831	$6,846	$112,929,775	$(108,356,350)	$2,425,339	$7,013,461

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(13,756,056)	$(37,330,132)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	3,100,429	2,226,184
Amortization of content assets	537,698	58,505
Amortization of right-of-use assets	307,466	171,518
Stock-based compensation expense	3,471,960	2,632,836
Net loss on digital assets	5,845,056	3,299,105
Investments in affiliates gain	(78,199)	(40,698)
Non-cash interest expense	331,440	—
Paid-in-kind interest	3,947,996	—
Bad debt expense (recovery)	(90,648)	—
Change in operating assets and liabilities:
Accounts receivable	20,420,929	3,098,255
Physical inventory	(119,462)	102,340
Royalty advance	(4,909,354)	—
Prepaid expenses and other current assets	2,898,605	(4,230,773)
Licensing receivables	2,359,928	1,851,361
Other long-term assets	(4,625,675)	—
Accounts payable and accrued expenses	(26,539,185)	2,435,478
Accrued licensing royalties	938,515	2,286,956
Operating lease liabilities	(310,647)	(162,237)
Deferred revenue	8,157,063	13,840,858
Net cash and cash equivalents provided by (used in) operating activities	1,887,859	(9,760,444)

Cash flows from investing activities:
Purchases of property and equipment	(24,533)	(51,977)
Issuance of notes receivable	—	(837,309)
Collections of notes receivable	70,902	87,933
Sale of digital assets	—	99,118
Additions to internal-use software	(2,576,062)	(2,173,360)
Purchase of content	(93,757)	(259,304)
Investments in affiliates	—	(110,999)
Return on investments in affiliates	95,380	—
Net cash and cash equivalents used in investing activities	(2,528,070)	(3,245,898)

Cash flows from financing activities:
Repayment of notes payable	(18,744,062)	(9,691,628)
Repayment of loan guarantee	—	(2,000,000)
Receipt of notes payable	20,000,000	22,904,952
Repayment of accrued settlement costs	—	(67,486)
Exercise of stock options	1,145,012	80,516
Issuance of common stock	—	14,796,704
Investments in minority owned entities	—	228,594
Redemption of equity in noncontrolling interests	(5,870,796)	(6,000,000)
Repurchase of common stock	(897,416)	(65,029)
Debt financing fees	(200,000)	(207,076)
Net cash and cash equivalents provided by (used in) financing activities	(4,567,262)	19,979,547

Net increase (decrease) in cash and cash equivalents	(5,207,473)	6,973,205
Cash and cash equivalents at beginning of period	44,083,233	7,211,826

Cash and cash equivalents at end of period	$38,875,760	$14,185,031

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,440,001	$1,573,293

Supplemental schedule of noncash financing activities:
Adoption of ASU No. 2023-08	$—	$15,962,018
Change from digital assets to digital assets receivable	—	21,748,336
Issuance of warrants	227,849	—

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

Business Combination

On September 10, 2025, the Company consummated the previously announced Business Combination (as defined below) pursuant to that certain Agreement and Plan of Merger, dated as of September 11, 2024 (as amended, the “Merger Agreement”), by and among the Company, Sigma Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company (“Merger Sub”), and Angel Studios Legacy, Inc. (f/k/a Angel Studios, Inc.), a Delaware corporation (“Angel Legacy”).

Pursuant to the terms of the Merger Agreement, a merger was effected in which Merger Sub merged with and into Angel Legacy, the separate corporate existence of Merger Sub ceased to exist and Angel Legacy survived as the surviving company and direct wholly-owned subsidiary of the Company (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). On the Closing Date (as defined in the Merger Agreement), and prior to the Effective Time (as defined in the Merger Agreement), the Company changed its name from “Southport Acquisition Corporation” to “Angel Studios, Inc.” Angel Legacy subsequently merged up and into Angel Studios, Inc., with Angel Studios, Inc. as the surviving entity.

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

While Southport was the legal acquirer in the Business Combination, because Angel Legacy was deemed the accounting acquirer, the historical financial statements of Angel Legacy became the historical financial statements of the combined company upon the consummation of the Business Combination. As a result, the condensed consolidated financial statements reflect (i) the historical operating results of Angel Legacy prior to the Business Combination; (ii) the combined results of Southport and Angel Legacy following the closing of the Business Combination; (iii) the assets and liabilities of Angel Legacy at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In accordance with the applicable guidance, the equity structure within these quarterly financial statements has been retroactively restated in all comparative periods up to the closing date, to reflect the number of shares of the Company’s Common Stock (as defined below) issued to Angel Legacy common shareholders. As such, the shares and corresponding capital amounts and earnings per share related to Angel Legacy common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination, which is 5.3504621, with all Angel Legacy Class A common stock and Class C common stock being converted to Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) and all Angel Legacy Class B common stock and Class F common stock being converted to Class B common stock, par value $0.0001 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”).

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the annual audited consolidated financial statements and related notes for the fiscal year ended December 31, 2025 included in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026.

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

Level 3: Unobservable inputs that reflect the Company’s own assumptions.

Digital Assets

In 2021, the Company saw a need to further diversify and maximize returns on cash balances that are not required to maintain adequate operating liquidity. As such, the Company implemented a policy that would allow for the investment in bitcoin (digital assets) under this policy. The Company believes its bitcoin holdings are highly liquid. However, digital assets may be subject to volatile market prices, which may be unfavorable at the time when the Company wants or needs to liquidate them. The Company has ownership of and control over their digital assets and may use third-party custodial services to secure them. The digital assets are initially recorded at cost and are subsequently remeasured on the condensed consolidated balance sheet at fair value.

The Company accounts for its digital assets, which are comprised solely of bitcoin, as indefinite-lived intangible assets. Subsequent to the Company’s adoption of ASU 2023-08 on January 1, 2025, bitcoin assets are measured at fair value as of each reporting period. The Company determines the fair value of its bitcoin based on quoted (unadjusted) prices on the BitGo exchange, the active exchange that the Company has determined is its principal market for bitcoin (Level 1 inputs). Changes in fair value are recognized as incurred, within “Net gain (loss) on digital assets”, in the Company’s condensed consolidated statements of operations.

See Note 3, Digital Assets, for further information regarding digital assets.

Liquidity

The condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern within one year from the date of issuance of these condensed consolidated financial statements. For the three months ended March 31, 2026, the Company incurred a net loss of approximately $13.8 million and had cash provided by operating activities of approximately $1.9 million. The Company had an accumulated deficit of approximately $255.3 million as of March 31, 2026.

Management is working to increase revenues through the growth of Angel Guild memberships, the Company’s pipeline of theatrical releases through 2026 and additional streaming agreements. The Company has historically financed marketing activities for theatrical releases through two primary methods: 1) Regulation A offerings that are tailored to raise money for the print and advertising costs (“P&A”) for specific theatrical releases and 2) P&A loan agreements with individual and institutional investors. During the three months ended March 31, 2026, the Company did not raise any money from Regulation A offerings or P&A loans. During the year ended December 31, 2025, the Company raised $13.2 million from Regulation A offerings and received $84.0 million from P&A loans. During the three months ended March 31, 2026, the Company paid $18.7 million for the repayments of P&A loans, including interest and paid $5.9 million as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned. During the year ended December 31, 2025, the Company paid $43.5 million for the repayments of P&A loans, including interest and paid $15.8 million as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned.

Additionally, the Company has raised capital through the sale of its Common Stock, generating $104.1 million of cash during the year ended December 31, 2025. The Company did not generate any cash through the sale of its Common Stock during the three months ended March 31, 2026. During the three months ended March 31, 2026, the Company generated approximately $92.2 million in cash from Angel Guild paid memberships. In addition, in April 2026, the Company issued Common Stock through a public offering for aggregate proceeds of $34.5 million. As the Company continues to grow, management expects that the existing capital resources, including cash, accounts receivables, licensing receivables, recurring revenues from its membership base, the ability to draw on its existing debt facility, and the ability to sell its digital assets if necessary, will be sufficient to meet the Company’s operating requirements for at least the next twelve months. While there is no assurance of success, management remains committed to its plans to grow revenues and manage expenses.

Accounts Receivable

The Company records its accounts receivable at sales value less an allowance for doubtful accounts receivable. Management determines the allowance for doubtful accounts receivable in accordance with ASC 326 by segmenting the receivables portfolio and using historical experience, market conditions and account aging to determine an allowance for each segment.

Account balances are written off against the allowance when the potential for recovery is remote. Recoveries of receivables previously written off are recorded when payment is received. As of March 31, 2026, the allowance for doubtful accounts receivable was $0.5 million. As of December 31, 2025, the Company’s allowance for doubtful accounts receivable was $0.6 million.

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

The Company monitors licensing receivables for collectability and assesses credit risk at each reporting period. Any expected credit losses are recognized in accordance with the Company’s allowance for doubtful accounts policy.

Physical Inventory

Physical inventory consists of apparel, DVDs, Blu-rays, books, and other merchandise purchased for resale, related to content the Company is distributing. Physical inventory is recorded at average cost. The Company periodically reviews the physical inventory for excess supply, obsolescence, and valuations above estimated realization amounts, and provides a reserve to cover these items. Management determined that no reserve for physical inventory was necessary as of March 31, 2026, and December 31, 2025.

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

Content

The Company produces content for Dry Bar Comedy shows that are recorded and streamed through various channels. The Company capitalizes costs associated with the production, including development costs, direct costs, and production overhead. The Company amortizes the content assets in cost of revenues on the condensed consolidated statements of operations over the period of use, which is estimated to be ten years, beginning with the month of first availability. The amortization is calculated using the straight-line method.

In May 2025, the Company agreed to purchase the IP for Sketch from Wonder Project Inc. With this purchase, Angel Studios now controls the rights, title, and interest in the film, including any subsequent productions. The Company amortizes this content asset in cost of revenues on the condensed consolidated statements of operations over the period of use, which is estimated to be ten years, beginning with the month of first availability. The amortization is calculated using the individual-film-forecast method in order to properly recognize expenses in the same accounting period as the revenues they help generate.

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

Impairment of Long-Lived Assets

No significant write-downs of long-lived assets occurred during the three months ended March 31, 2026 and 2025.

Investments in Affiliates

Investments in affiliates represent the Company’s investments in noncontrolling interests. The Company’s investments where the Company has significant influence, but does not control, and joint ventures which are variable interest entities (“VIE”) in which the Company is not the primary beneficiary, are recorded under the equity method of accounting in the accompanying condensed consolidated financial statements. The Company’s investments where the Company has little or no influence and which the Company is not the primary beneficiary, are accounted for using the measurement alternative, which is cost, less any impairment, in the accompanying condensed consolidated financial statements.

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

Notes receivable balances are charged off against the allowance for doubtful notes when the potential for recovery is remote. Recoveries of notes receivable previously charged off are recorded when payment is received. The allowance for doubtful notes receivable was $0.0 million as of March 31, 2026 and December 31, 2025.

Other Long-Term Assets

Other long-term assets mainly consist of security deposits that will be held for longer than one year and are recorded at fair value when paid and deferred tax assets. Any impairment in the other long-term assets will be recognized on the condensed consolidated statements of operations.

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

Angel Guild Memberships

Angel Guild membership fees, which include multiple membership options, are recorded as deferred revenue when received. As of March 31, 2026 and December 31, 2025, the Company had $73.6 million and $64.8 million, respectively, of deferred revenue related to Angel Guild memberships. These amounts are expected to be recognized as revenue over the membership period and within the next twelve months.

Theatrical Ticket Presales

The Company records deferred revenue related to theatrical ticket presales, which represent payments received in advance of scheduled theatrical releases. Revenue is recognized when the related theatrical releases occur. As of March 31, 2026 and December 31, 2025, the Company had $0.5 million and $0.6 million, respectively, of deferred revenue related to these presales.

Other Deferred Revenue

As of March 31, 2026 and December 31, 2025, the Company had $0.6 million and $1.1 million, respectively, in deferred revenue from various other types of contractual arrangements. These amounts will be recognized as revenue when the performance obligations are satisfied, primarily within the next twelve months.

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

	For the three months ended March 31,
	2026	2025
Angel Guild	$83,342,611	$34,697,518
Theatrical	17,975,005	7,728,206
Content licensing	10,164,010	2,596,504
Merchandise	3,132,872	943,844
Pay it Forward	154,602	535,261
Theatrical Pay it Forward	—	698,635
Other	335,966	240,672
Total Revenue	$115,105,066	$47,440,640

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

Sales or usage based royalties represent amounts due to the Company based on the “sale” or “usage” of its content by the customer, and revenues are recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated has been satisfied (or partially satisfied). Generally, when the Company licenses completed content (with standalone functionality, such as a movie, or television show), its performance obligation will be satisfied prior to the sale or usage. The actual amounts due to the Company under these arrangements are typically not reported to the Company until several months after the close of the reporting period. The Company records revenue under these arrangements for the amounts due and not yet reported to the Company based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates are based on information from the Company’s customers, historical experience with similar titles in that market or territory, the performance of the title in other markets and/or available data in the industry. While the Company believes these estimates are reasonable estimates of the amounts due under these arrangements, such estimated amounts could differ from the actual amounts to be subsequently reported by the customer, which could be higher or lower than the Company’s estimates, and could result in an adjustment to revenues in future periods. Any adjustments booked during the three months ended March 31, 2026 and 2025 have been immaterial.

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

Components of selling and marketing expenses include advertising and promotional activities, salaries and benefits for sales and marketing personnel, travel and entertainment expenses related to sales and marketing activities, and costs of marketing materials. It also includes costs incurred by the Company to purchase movie tickets for giving away, which costs are offset by the Pay it Forward receipts the Company receives from customers who Pay it Forward for others to see the show. The total amount of Pay it Forward receipts that were offset against selling and marketing costs for the three months ended March 31, 2026, and 2025, were $1.5 million and $0.3 million, respectively.

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

Research and Development Expenses

Research and development expenses consist primarily of payroll, software and other related expenses for research and development personnel responsible for making improvements to the Company’s service offerings, including testing and maintaining and modifying the user interface and infrastructure. Under ASC 350-40, as amended by ASU 2025-06 and as discussed in the Internal-Use Software section above, certain of these expenses are capitalized and amortized over the useful life. The amortization of these expenses is included in research and development expenses. For expenses that do not qualify for capitalization, the expenses are recognized in the condensed consolidated statements of operations in the period in which they are incurred.

Legal Expenses

Legal expenses include costs incurred in connection with legal proceedings, regulatory matters, compliance obligations, and corporate governance. Legal expenses may fluctuate based on the nature, timing, and complexity of matters encountered by the Company.

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

As of March 31, 2026 and December 31, 2025, the Company had $0.0 million of deferred tax assets.

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

The CODM reviews consolidated operating results, primarily focusing on revenue, operating income (loss), and key expense categories to assess performance and make strategic decisions. The single reportable segment derives its revenue as described above, primarily from Angel Guild revenue, theatrical release revenue, content licensing, merchandise revenue, Pay it Forward revenue and other revenue. Segment profit or loss is measured consistently with the consolidated operating income (loss) presented in the condensed consolidated statements of operations.

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

The fair value of the warrants and the convertible features of the debt are estimated using the Black-Scholes option pricing model at the time of issuance.

Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2025-12

In December 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-12, Codification Improvements, which addresses stakeholder suggestions through technical corrections, clarifications, and minor improvements across various Codification Topics, applying to all entities within affected guidance. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-12.

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

ASU 2024-03

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which improves the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company will review the guidance in ASU 2024-03 and will adopt disclosures as applicable in the fiscal year ended December 31, 2027.

Recently Adopted Accounting Pronouncements

ASU 2025-06

In September 2025, the FASB issued ASU 2025-06, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The ASU makes targeted improvements to ASC 350-40 but does not fully align the framework for accounting for internally developed software costs that are subject to ASC 350-40 with the framework applied to software to be sold or marketed externally that is subject to ASC 985-20. The ASU also does not amend the guidance on costs of software licenses that are within the scope of ASC 985-20. The amendments supersede the guidance on Web site development costs in ASC 350-50 and relocate that guidance, along with the recognition requirements for development costs specific to Web sites, to ASC 350-40. This ASU becomes effective for annual periods beginning in 2028, including interim periods, with early adoption permitted. The Company has adopted this standard with its annual period beginning on January 1, 2025 and applied it retrospectively. The adoption of this standard required the capitalization of software costs not previously capitalized under the old standard; therefore, it required an adjustment to the Company’s opening Accumulated Deficit balance as of January 1, 2025 to recognize the cumulative effect of initially applying the change in accounting principle to previous periods. The adjustment subsequently made was a decrease in the accumulated deficit for the year ended December 31, 2024 of $12.9 million. An adjustment to decrease the Company’s Net Loss was required for the three months ended March 31, 2025 of $0.1 million. The per-share impact for the three months ended March 31, 2025 was $0.00 for both basic and diluted Net Loss per common share.

2.	Recapitalization

As discussed in Note 1, following the closing of the Business Combination, Angel Legacy was deemed the accounting acquirer and the transaction was accounted for as a reverse recapitalization.

Transaction Proceeds

Upon the closing, the Company received no gross proceeds. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statement of changes in stockholders’ equity for the period ended September 30, 2025, the interim period in which the Business Combination occurred:

Cash-trust and cash, net of redemptions	$-
Add: other assets	-
Less: accounts payable and accrued expenses	(10,261,623)
Reverse recapitalization, net	$(10,261,623)

In connection with the Business Combination, the Company incurred $4.9 million in one-time direct and incremental transaction costs, consisting of legal and other professional fees, recorded in general and administration expenses.

The number of shares of common stock immediately following the consummation of the Business Combination were:

Southport common stock, outstanding prior to Business Combination	6,937,923
Angel Legacy Shares, converted	160,673,772
Shares issued to Angel Legacy convertible noteholders	973,002
Common stock immediately after the Business Combination	168,584,697

3.	Digital Assets

The table below summarizes the digital assets shown on the Company’s condensed consolidated balance sheets as of:

	March 31, 2026	December 31, 2025
Digital assets held:
Approximate number of bitcoin held	303.1	303.1
Digital asset cost basis	$19,617,187	$19,617,187
Digital asset carrying value	$20,682,504	$26,527,560

The cost basis is determined using the first-in, first-out methodology. The following table summarizes the Company’s digital asset purchases, dispositions, and gains (losses) on digital assets as calculated for the periods indicated:

	For the three months ended March 31,
	2026	2025
Approximate number of bitcoin acquired	—	—
Approximate number of bitcoin dispensed	—	(1.1)
Digital asset additions	$—	$—
Digital asset dispositions	$—	$(99,118)
Unrealized loss, net	$(5,845,056)	$(3,299,105)
4.

4.Debt

Notes Payable

The following table summarizes the Company’s debt facilities as of March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026	December 31, 2025
Type of Facility or Arrangement	Carrying Value	Carrying Value	Original Principal Amount	Interest Rate		Repayment Terms
May 2024 P&A loans	$2.0	$2.0	$3.0	10.0*	%	For detailed terms, see (1)
May 2025 convertible note	5.7	5.5	5.0	15.0		For detailed terms, see (2)
September 2025 note with warrants	40.0	40.0	40.0	13.5		For detailed terms, see (2)
February 2026 note with warrants	20.0	—	20.0	13.5		For detailed terms, see (2)
Revolving P&A loans (See Note 7, Related-Party Transactions)	38.5	53.5		10.0 - 15.0*		For detailed terms, see (3)
Total	106.2	101.0
Less: discounts and issuance costs, net of amortization	(3.9)	(3.8)
Total notes payable balance	$102.3	$97.2

*The interest rates for these loans are calculated as simple interest, where the amount of interest is a fixed amount of the principal.

(1)	The maturity date is dependent on the timing of cash collections from theatrical sales, licensing revenue, merchandise sales and other revenue. The balance is expected to be fully paid within the next twelve months.
(2)	See the Notes with convertible features and/or warrants section below.
(3)	The March 31, 2026 balance was paid in full by April 2026.

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

September 2025 note with warrants

In September 2025, The Company entered into a loan and security agreement with certain lenders, which provides up to $100.0 million term loan with a delayed draw feature, which is composed of four committed tranches: (i) the first tranche in an aggregate principal amount of $40.0 million, which was funded on the closing date; (ii) the second tranche in an aggregate principal amount equal to $20.0 million, which was drawn in February 2026, and is discussed below in the February 2026 note with warrants section; (iii) the third tranche in an aggregate principal amount equal to $20.0 million, which may be drawn on or prior to December 31, 2026 and (iv) the fourth tranche in an aggregate principal amount equal to $20.0 million, which may be drawn on or prior to June 30, 2027. The availability of each tranche will be subject to achievement by the Company of certain conditions, including, without limitation, achievement of a specified minimum annualized recurring revenue and receipt of a minimum of net cash proceeds from the sale or issuance of equity. Borrowings under the credit facility were used to pay off certain of the Company’s existing indebtedness, as well as for general working capital purposes and business operations.

The Company’s obligations under the credit facility will be secured by substantially all of the Company’s assets, but shall exclude the equity held by the Company in, and the assets of, the subsidiaries of the Company that are formed from time to time for the primary purpose of raising capital under Regulation A of the Securities Act of 1933. Borrowings under the credit facility will bear interest at a variable rate equal to the greater of (x) the Prime Rate (as defined under the credit facility) plus 6.0% and (y) 13.5%. The Company will be required to make monthly payments of principal and accrued interest (the first 26 months being interest only payments), with the remaining balance being repaid upon maturity on October 1, 2030.

The credit facility contains representations, warranties and covenants that are typical for these types of facilities. These covenants include restrictions on mergers or sales of assets and secured debt borrowings, subject to exceptions and limitations. The credit facility also requires the Company to maintain a minimum liquidity level and contains events of default applicable to the Company that are customary for agreements of this type. In connection with the credit facility, the Company issued each lender thereunder a warrant to purchase stock to purchase an aggregate amount of 1,462,682 shares of the Company’s Class A Common Stock with an exercise price per share of $7.29. The Warrants vest and become exercisable in proportion to and in conjunction with the advancement of each tranche under the Credit Facility. The warrants will expire on September 11, 2030. The Company also granted the lenders rights to participate in future issuances of the Company’s capital stock. As part of the initial draw, the lenders received warrants to purchase 585,072 shares of the Company’s Class A Common Stock with an exercise price of $7.29 per share. A discount of $2.3 million was recorded for the warrant, as allocated based on the relative fair values of the elements of the note and warrant. This portion of the debt discount was recorded as paid-in capital. An additional $0.4 million was booked as a debt discount for commitment fees paid to the lender, and $0.3 million was booked as debt issuance costs for legal and other fees paid to third parties. Due to the total fair value of the note, including the warrant, being greater than the principal amount of the note, the effective interest rate is greater than the coupon rate and is approximately 16.3%.

February 2026 note with warrants

In February 2026, the Company drew the second tranche from the term loan discussed in the September 2025 note with warrants section above. The terms are identical to the September 2025 note. This tranche was for aggregate principal amount equal to $20.0 million. As part of the draw, the lenders received warrants to purchase 292,537 shares of the Company’s Class A Common Stock with an exercise price of $7.29 per share. A discount of $0.2 million was recorded for the warrant, as allocated based on the relative fair values of the elements of the note and warrant. This portion of the debt discount was recorded as paid-in capital. An additional $0.2 million was booked as a debt discount for commitment fees paid to the lender. Due to the total fair value of the note, including the warrant, being greater than the principal amount of the note, the effective interest rate is greater than the coupon rate and is approximately 14.5%.

The following table summarizes further details of the outstanding notes with convertible features and/or warrants as of March 31, 2026:

Notes	Issuance Date	Maturity Date	Principal Amount	Coupon Interest Rate
May 2025 convertible note	May 2, 2025	May 1, 2027	$5,000,000	15.00%
September 2025 note with warrants	September 8, 2025	October 1, 2030	40,000,000	13.50
February 2026 note with warrants	February 17, 2026	October 1, 2030	20,000,000	13.50

Components and Fair Value of the Convertible Notes

The convertible note consisted of the following components as of March 31, 2026 and December 31, 2025. The principal shown in the table below consists of the principal amount of the note as well as the interest (which is paid-in-kind each month):

	March 31, 2026
	Outstanding Principal Amount	Less: Discounts, Net of Amortization	Net Carrying Amount	Fair Value (1)
May 2025 convertible note	$5,733,086	$890,194	$4,842,892	$7,223,539

	December 31, 2025
	Outstanding Principal Amount	Less: Discounts, Net of Amortization	Net Carrying Amount	Fair Value (1)
May 2025 convertible note	$5,526,167	$1,038,455	$4,487,712	$6,996,218

(1)	The estimated fair value of the convertible note is determined using a market-based discount rate reflective of the Company’s credit risk and current market conditions for similar instruments (Level 3 input within the fair value hierarchy established under ASC 820).

Interest Expense of the Convertible Notes

The following table summarizes interest expenses related to the convertible notes:

	Three Months Ended March 31, 2026
	Contractual Interest Expense	Amortization of Debt Discount	Total
May 2025 convertible note	$206,920	$148,260	$355,180

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

Disney Litigation and the Preliminary Injunction

On December 12, 2016, the U.S. District Court for the Central District of California granted a preliminary injunction against the Company (formerly VidAngel) for copyright infringement and Digital Millennium Copyright Act (“DMCA”) violations involving works from Disney Enterprises, Inc., Lucasfilm Ltd., Twentieth Century Fox Film Corporation, Warner Bros. Entertainment, Inc., and their subsidiaries. The plaintiffs alleged that the Company unlawfully decrypted and infringed 819 titles. In 2019, the court granted the Plaintiff’s motion for partial summary judgment on liability, and a jury trial resulted in a $62.4 million award, including $61.4 million for willful copyright infringement ($75,000 per title) and $1.0 million for DMCA violations ($1.3 thousand per title). A judgment was entered in September 2019, with plaintiffs also seeking costs and attorneys' fees.

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

In October 2025, the Company entered into a Term Sheet with 2521 Entertainment, LLC (“2521”, together with the Company, the “JV Partners”) that sets forth the principal terms and conditions governing the joint venture between the JV Partners, through Giant Slayer Media. The Term Sheet, pursuant to its terms, became binding on October 7, 2025, upon the execution of that certain Asset Purchase Agreement by and between Slingshot and Giant Slayer Media, also dated as of October 7, 2025. Under the Term Sheet, and by means of the Asset Purchase Agreement, Giant Slayer Media will acquire substantially all of the assets of Slingshot related to the animated feature film, DAVID, the associated works and certain other ancillary rights and obligations. The Company does not have a majority of voting interest or a controlling financial interest in Giant Slayer. The Company does, however, have significant influence over the decisions made by Giant Slayer. As such, the Company will not consolidate Giant Slayer and will treat its investment as an equity method investment. Pursuant to the Term Sheet, the Company contributed $31,366,686 and 2521 contributed $46,550,473 in cash to the JV. Moreover, the Company was also credited, as a capital contribution, an amount equal to $2,342,277 on account of a previous investment, which resulted in the Company’s total initial capital contribution of $33,708,963. Following the cash contributions by the JV Partners, the equity split in the JV is 42% to the Company and 58% to 2521.

On November 14, 2025, the Company entered into an agreement and plan of merger (“Homestead Merger Agreement”) pursuant to which the Company will acquire directly or indirectly all of the equity interests of Black Autumn Show, Inc. (“Black Autumn”), which owns the rights to the Homestead movie and series. Under the terms of the Homestead Merger Agreement, if the merger is completed, at the effective time of the merger, the following consideration will be payable: at the effective time, each holder of issued and outstanding shares of Black Autumn Stock will be entitled to receive (a) that number of shares of the Company’s Class A Common Stock equal to (i)(A) the Homestead Per Share Merger Consideration multiplied by (B) the number of shares of Black Autumn Common Stock, par value $0.00001 per share, Black Autumn Series A-1 Preferred Stock, par value $0.00001 per share, Black Autumn Series A-CF Preferred Stock, par value $0.00001 per share and Black Autumn Series Seed Preferred Stock, par value $0.00001 per share, held by such holder as of immediately prior to the effective time, divided by (ii) $6.13, plus (b) such holder’s Homestead Pro Rata Share of the Homestead Royalty Shares.

On November 14, 2025, the Company entered into an agreement and plan of merger (“TCP Merger Agreement”) pursuant to which the Company will acquire directly or indirectly all of the equity interests of Toothy Cow Productions, LLC. (“TCP”), which owns the rights to the Wingfeather Saga series. Under the terms of the TCP Merger Agreement, if the merger is completed, at the effective time of the merger, the following consideration will be payable: at the effective time, all of the issued and outstanding common units of membership interests of TCP (the “TCP Common Units”), preferred unit of membership interests of TCP designated as Class A Preferred Units (the “TCP Class A Preferred Units”), and preferred unit of membership interests of TCP designated as Class B Preferred Units (the “TCP Class B Preferred Units,” and, collectively with the TCP Common Units and the TCP Class B Preferred Units, the “TCP Units”) will be cancelled and extinguished and converted automatically into the right to receive a portion of the TCP Aggregate Stock Consideration. With respect to holders of TCP Units, the TCP Aggregate Stock Consideration is equal to (a) the TCP Stock Consideration Per Common Unit, multiplied by (b) the number of shares of TCP Units held by such holder as of immediately prior to the TCP Closing; with respect to holders of TCP Class A Preferred Units, the TCP Aggregate Stock Consideration is equal to (a) the TCP Stock Consideration Per Class A Preferred Unit, multiplied by (b) the number of shares of TCP Class A Preferred Units held by such holder as of immediately prior to the TCP Closing; and with respect to holders of TCP Class B Preferred Units, the TCP Aggregate Stock Consideration is equal to (a) the TCP Stock Consideration Per Class B Preferred Unit, multiplied by (b) the number of shares of TCP Class B Preferred Units held by such holder as of immediately prior to the TCP Closing. All capitalized terms used in this paragraph are used as defined in the TCP Merger Agreement, which is referenced as an exhibit to this Form 10-Q. In connection with the pending Acquisition and pursuant to rights established under the existing distribution agreement, the Company has committed to fund the production of additional seasons of The Wingfeather Saga (the "Wingfeather Production Funding"). The Company has determined that the Wingfeather Production Funding constitutes a transaction separate from the Acquisition and is accounted for independently under applicable GAAP. Accordingly, production costs funded by the Company are capitalized as content costs. As of March 31, 2026, the Company has capitalized approximately $1.9 million of production costs related to The Wingfeather Saga, which are presented as Long-Term Assets on the condensed consolidated balance sheets.

On November 14, 2025, the Company entered into an agreement and plan of merger (“TTS Merger Agreement”) pursuant to which the Company will acquire directly or indirectly all of the equity interests of Tuttle Twins Show, LLC. (“TTS”), which owns the rights to the Tuttle Twins series. Under the terms of the TTS Merger Agreement, if the merger is completed, at the effective time of the merger, the following consideration will be payable: at the Effective Time, all of the issued and outstanding common units of membership interests of TTS (the “TTS Common Units”) and preferred units of membership interests of TTS (the “TTS Preferred Units,” and, together with the TTS Common Units, the “TTS Units”) will be cancelled and extinguished and converted automatically into the right to receive the TTS Merger Consideration, consisting of, as applicable, (a) for TTS Investors, an amount in cash equal to the TTS Investor Per Unit Cash Consideration and a number of shares of the Company’s Class A Common Stock equal to the TTS Investor Per Unit Stock Consideration, (b) for TTS Key Operators, a number of shares of Company Class A Common Stock equal to the TTS Key Operator Per Unit Stock Consideration. All capitalized terms used in this paragraph are used as defined in the TTS Merger Agreement, which is referenced as an exhibit to this Form 10-Q. In connection with the pending Acquisition and pursuant to rights established under the existing distribution agreement, the Company has committed to fund the production of additional seasons of The Tuttle Twins Show (the "Tuttle Twins Production Funding"). The Company has determined that the Tuttle Twins Production Funding constitutes a transaction separate from the Acquisition and is accounted for independently under applicable GAAP. Accordingly, production costs funded by the Company are capitalized as content costs. As of March 31, 2026, the Company has capitalized approximately $1.2 million of production costs related to The Tuttle Twins show, which are presented as Long-Term Assets on the condensed consolidated balance sheet.

6.Common Stock

The Company has authorized Common Stock consisting of 700,000,000 shares, of which 500,000,000 shares have been designated as Class A Common Stock and 200,000,000 have been designated as Class B Common Stock. The Company has also authorized preferred stock consisting of 1,000,000 shares, par value $0.0001 per share. Each outstanding share of Class A Common Stock is entitled to one vote and each outstanding share of Class B Common Stock is entitled to ten votes.

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

In September 2025, the Company entered into two notes and warrant purchase agreements with unaffiliated third parties, providing for the private placement of notes with a total principal balance of $40.0 million and warrants to purchase 1,462,682 shares of the Company’s Class A Common Stock with an exercise price per share of $7.29. As part of the initial draw, the lenders received warrants to purchase 585,072 shares of the Company’s Class A Common Stock. The 2nd draw was taken by the Company in February 2026, from which the lenders received warrants to purchase 292,537 shares of the Company’s Class A Common Stock. See Note 4, Debt for additional details.

The Company determined that the outstanding warrants meet the criteria for equity classification. Therefore, the warrants are recorded as a component of additional paid-in capital on the condensed consolidated statements of stockholders’ equity at the time of issuance. The fair value of the warrants was estimated using the Black-Scholes option pricing model at the time of issuance and will not be remeasured throughout their life, pursuant to ASC 470.

For more information regarding the note and warrant purchase agreements, refer to Note 4, Debt.

Loss per Share

The following table represents the Company’s loss per share for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to controlling interests	$(13,804,520)	$(37,303,924)

Denominator:
Weighted average basic shares outstanding	169,376,204	145,623,586
Effect of dilutive shares	—	—
Weighted average diluted shares	169,376,204	145,623,586

Basic loss per share	$(0.082)	$(0.256)
Diluted loss per share	$(0.082)	$(0.256)

Basic loss per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is calculated similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the common shares were dilutive. All potential common shares were anti-dilutive as a result of the Company’s net losses during the three months ended March 31, 2026 and 2025.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share as their inclusion would be anti-dilutive, for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Stock options to purchase common stock	30,671,642	26,895,543
Unvested restricted stock awards	3,208,113	—
Convertible securities to acquire common stock	935,251	—
Warrants to purchase common stock	1,040,931	—
Total outstanding potentially dilutive securities	35,855,937	26,895,543

7.Related-Party Transactions

The Company has a marketing services contract with an entity owned by one or more of the Company’s directors, officers, and stockholders. During the three months ended March 31, 2026 and 2025, the Company incurred expenses of $0.1 million and $0.1 million, respectively, to the related party for marketing services.

In February 2024, the Company entered into a revolving P&A loan agreement with Angel P&A, LLC, a Delaware limited liability company (“Angel P&A”) that is 100.0% owned by one or more of the Company’s directors, officers, and stockholders. Angel P&A was set up for the specific purpose of raising P&A funds for the Company to use for upcoming theatrical releases, in exchange for revenue participation rights of the films. The revenue participation rights allow Angel P&A the right to receive an amount not to exceed 115.0% (initial investment plus a 10.0% to 15.0% return) of their invested amount. Angel P&A has priority on the cash receipts to the Company of the particular film they invested in and shall be paid in full before any other claims, with the exception of money raised under Regulation A of Section 3(6) of the Securities Act, for P&A (if any) which would take first priority, from the film are paid. When Angel P&A receives the repayment on these notes, the interest portion is distributed to the institutional investors and the original investment can either remain at Angel P&A for additional P&A loans needed by the Company or be returned to the institutional investors until the Company has further need of the funds. The commitment period between Angel P&A and the Company, and between Angel P&A and the investors, lasts through February 2027. Angel P&A has no employees and is not anticipated to incur any operating expenses. The maturity on the loans is typically due between 80 – 120 days from the individual draw. As of March 31, 2026 and December 31, 2025, the total outstanding balance of revolving P&A loans was $38.5 million and $53.5 million, respectively.

In May 2025, the Company entered into a note and warrant purchase agreement with an unaffiliated third party, providing for the private placement of a subordinated convertible promissory note. In September 2025, Steve Sarowitz, who is the controlling person of this unaffiliated third party, became a member of the Company’s board of directors. See Note 4, Debt for additional details.

On October 22, 2025, Benton Crane joined the Company’s Board of Directors. Mr. Crane is an executive producer and board member at Black Autumn Show, Inc., the creator of the Homestead film and television series, and Tuttle Twins Show LLC. The Company has a distribution agreement with the Homestead film and series resulting in payments of $6.5 million during the year ended December 31, 2025, and payments of $4.0 million during the three months ended March 31, 2026. Total payments, including royalties paid, to the Tuttle Twins Show LLC, during the year ended December 31, 2025 and the three months ended March 31, 2026, were $3.9 million and $1.2 million, respectively. See Note 5, Commitments and Contingencies, for more information.

8.Subsequent Events

Subsequent events have been evaluated through April 30, 2026, which is the date the condensed consolidated financial statements were available to be issued.

In April 2026, the Company entered into an underwriting agreement with an unaffiliated third party for the issuance and sale of 16,445,000 shares of its Class A Common Stock at a price to the public of $2.10, for aggregate proceeds of $34.5 million.

In April 2026, the Company repaid in full the outstanding balance of $38.5 million under its revolving P&A loan facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the historical results of operations and liquidity and capital resources of Angel Studios, Inc. (“Angel Studios,” “we,” “our,” “us,” or the “Company”). You should read the following discussion and analysis in conjunction with the accompanying condensed consolidated financial statements of the Company and the notes thereto, as well as with the Company’s Annual Report on Form 10-K, including the audited consolidated financial statements and the related notes included therein.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. The matters discussed in these forward-looking statements are subject to risk, uncertainties and other factors that could cause actual results to differ materially from those made, projected or implied in the forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. The forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties, which are more fully described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed on March 12, 2026, include but are not limited to the following risks, uncertainties and other factors:

●	the Company’s ability to achieve and maintain profitability in the future;

●	the Company’s ability to successfully monetize projects;

●	the Company’s success in retaining or recruiting its officers, key employees or directors;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with the Company’s business;

●	the Company’s ability to attract and maintain an adequate customer base;

●	the Company’s ability to create and distribute content that is popular with consumers and affiliates;

●	the Company’s reliance on a number of partners to make its service available on their devices;

●	the Company’s ability to continue to develop and enhance its existing technology;

●	any significant disruption in or unauthorized access to the Company’s computer systems or those of third parties that the Company utilizes in its operations, including those relating to cybersecurity or arising from cyber-attacks;

●	the Company’s ability to successfully, or profitably, compete with current and new competitors;

●	the Company’s ability to consummate any interim financing, and the ability of the Company to raise additional capital, if necessary;

●	the Company’s ability to successfully defend litigation or investigations;

●	the ability to maintain the listing of the Company’s Common Stock on the NYSE;

●	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors;

●	changes in applicable laws or regulations;

●	geopolitical events and general economic conditions; and

●	other risks and uncertainties set forth in the section entitled “Risk Factors” in this Quarterly Report.

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

As of March 31, 2026, through the Angel Guild, approximately 2.22 million paying members help decide what film and TV projects we will market and distribute.

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

Bitcoin Treasury Strategy:  Seeking to Empower the Angel Guild for Generations

As of March 31, 2026, we held an aggregate of approximately 303.1 bitcoin. This equates to 1.7846 bitcoin per million shares of our Common Stock. We plan to continue to acquire and hold bitcoin as a strategic treasury asset as an adjunct to our core film and TV distribution business. The continued implementation of our bitcoin treasury strategy aims to support our mission-driven approach of funding the world’s best filmmakers in producing stories that amplify light for generations to come. The overall strategy contemplates that we may (i) enter into capital raising transactions that are collateralized by our bitcoin holdings, (ii) consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings and (iii) periodically sell bitcoin for general corporate purposes, including to generate cash to meet our operating requirements.

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

At the Market Offering

On December 5, 2025, we entered into an equity distribution agreement (the “Equity Distribution Agreement”), dated as of December 5, 2025, with Oppenheimer & Co. Inc., TCBI Securities, Inc., doing business as Texas Capital Securities, Maxim Group LLC and Roth Capital Partners, LLC (each, a “Sales Agent,” and together, the “Sales Agents”), providing for the offer and sale to or through the Sales Agents, from time to time, shares of our Class A Common Stock, par value $0.0001 per share, having an aggregate offering price of up to $150,000,000. During the year ended December 31, 2025, we sold an aggregate of 196,348 shares of our Class A Common Stock, generating gross proceeds of $1.0 million. During the three months ended March 31, 2026, we sold no shares of our Class A Common Stock.

In accordance with the terms of the Equity Distribution Agreement, we may offer and sell shares of our Common Stock at any time and from time to time through the Sales Agents. Sales of the shares, if any, will be made by means of transactions that are deemed to be “at the market” offerings as defined in Rule 415 under the Securities Act, including block trades and sales made in ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of the sale, at prices related to prevailing market prices or at negotiated prices.

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

Loan and Security Agreement with Warrant Offering

On September 8, 2025, we entered into a Loan and Security Agreement with certain lenders, which provides us with an up to $100.0 million term loan with a delayed draw feature, which is composed of four committed tranches: (i) the first tranche in an aggregate principal amount of $40.0 million, which was funded on the closing date; (ii) the second tranche in an aggregate principal amount equal to $20.0 million, which was drawn in February 2026; (iii) the third tranche in an aggregate principal amount equal to $20.0 million, which may be drawn by December 31, 2026 and (iv) the fourth tranche in an aggregate principal amount equal to $20.0 million, which may be drawn by June 30, 2027. The availability of each tranche will be subject to achievement by us of certain conditions, including, without limitation, achievement of a specified minimum annualized recurring revenue and receipt by us of a minimum of net cash proceeds from the sale or issuance of equity. Borrowings under the credit facility will be used to pay off certain of our existing indebtedness, as well as for general working capital purposes and business operations.

In connection with the credit facility, we issued each lender thereunder a warrant to purchase stock to purchase an aggregate amount of 1,462,682 shares of our Class A Common Stock with an exercise price per share of $7.29. The Warrants vest and become exercisable in proportion to and in conjunction with the advancement of each tranche under the Credit Facility. The warrants will expire on September 11, 2030. As part of the initial draw, the lenders received warrants to purchase 585,072 shares of the Company’s Class A Common Stock. As part of the second tranche draw, the lenders received warrants to purchase 292,537 shares of the Company’s Class A Common Stock.

Homestead Merger

On November 14, 2025, we entered into an Agreement and Plan of Merger (“Homestead Merger Agreement”), by and among the Company, Angel Black Autumn Merger Sub, Inc., a Delaware Corporation and wholly-owned subsidiary of the Company, Black Autumn Show, Inc., a Delaware Corporation (“Homestead”) and the Stockholder Representative (as defined in the Black Autumn Merger Agreement), pursuant to which we will acquire directly or indirectly all of the equity interests of Black Autumn Show, Inc. (“Black Autumn”), which owns the rights to the Homestead movie and series. Under the terms of the Homestead Merger Agreement, if the merger is completed, at the effective time of the merger, the following consideration will be payable: at the effective time, each holder of issued and outstanding shares of Black Autumn Stock will be entitled to receive (a) that number of shares of our Class A Common Stock equal to (i)(A) the Homestead Per Share Merger Consideration multiplied by (B) the number of shares Homestead Stock held by such holder as of immediately prior to the Effective Time, divided by (ii) $6.13, plus (b) such holder’s Homestead Pro Rata Share of the Homestead Royalty Shares. All capitalized terms used in this paragraph are used as defined in the Homestead Merger Agreement. See further discussion of related party in Note 7 to the condensed consolidated financial statements.

Toothy Cow Productions Merger

On November 14, 2025, we entered into an Agreement and Plan of Merger (“TCP Merger Agreement”), by and among Angel TCP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Angel, Toothy Cow Productions, LLC, a Tennessee limited liability company (“TCP”), and the unitholder representative, pursuant to which we will acquire directly or indirectly all of the equity interests of TCP, which owns the rights to the Wingfeather Saga series. Under the terms of the TCP Merger Agreement, if the merger is completed, at the effective time of the merger, the following consideration will be payable: at the effective time, all of the issued and outstanding common units of membership interests of TCP (the “TCP Common Units”), preferred unit of membership interests of TCP designated as Class A Preferred Units (the “TCP Class A Preferred Units”), and preferred unit of membership interests of TCP designated as Class B Preferred Units (the “TCP Class B Preferred Units,” and, collectively with the TCP Common Units and the TCP Class B Preferred Units, the “TCP Units”) will be cancelled and extinguished and converted automatically into the right to receive a portion of the TCP Aggregate Stock Consideration. With respect to holders of TCP Units, the TCP Aggregate Stock Consideration is equal to (a) the TCP Stock Consideration Per Common Unit, multiplied by (b) the number of shares of TCP Units held by such holder as of immediately prior to the TCP Closing; with respect to holders of TCP Class A Preferred Units, the TCP Aggregate Stock Consideration is equal to (a) the TCP Stock Consideration Per Class A Preferred Unit, multiplied by (b) the number of shares of TCP Class A Preferred Units held by such holder as of immediately prior to the TCP Closing; and with respect to holders of TCP Class B Preferred Units, the TCP Aggregate Stock Consideration is equal to (a) the TCP Stock Consideration Per Class B Preferred Unit, multiplied by (b) the number of shares of TCP Class B Preferred Units held by such holder as of immediately prior to the TCP Closing. All capitalized terms used in this paragraph are used as defined in the TCP Merger Agreement.

Tuttle Twins Show Merger

On November 14, 2025, we entered into an agreement and plan of merger (“TTS Merger Agreement”) pursuant to which we will acquire directly or indirectly all of the equity interests of Tuttle Twins Show, LLC. (“TTS”), which owns the rights to the Tuttle Twins series. Under the terms of the TTS Merger Agreement, if the merger is completed, at the effective time of the merger, the following consideration will be payable: at the Effective Time, all of the issued and outstanding common units of membership interests of TTS (the “TTS Common Units”) and preferred units of membership interests of TTS (the “TTS Preferred Units,” and, together with the TTS Common Units, the “TTS Units”) will be cancelled and extinguished and converted automatically into the right to receive the TTS

Merger Consideration, consisting of, as applicable, (a) for TTS Investors, an amount in cash equal to the TTS Investor Per Unit Cash Consideration and a number of shares of the Company’s Class A Common Stock equal to the TTS Investor Per Unit Stock Consideration, (b) for TTS Key Operators, a number of shares of Company Class A Common Stock equal to the TTS Key Operator Per Unit Stock Consideration. All capitalized terms used in this paragraph are used as defined in the TTS Merger Agreement. See further discussion of related party in Note 7 to the condensed consolidated financial statements.

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

Under the Term Sheet, and by means of the Asset Purchase Agreement, Giant Slayer Media acquired substantially all of the assets of Slingshot related to the animated feature film, DAVID, the associated works and certain other ancillary rights and obligations, for an aggregate purchase price of $77,917,159 in cash. Further, except as may be otherwise provided in the Distribution Agreement: (a) Giant Slayer Media acquired ownership of the Purchased Assets under the Asset Purchase Agreement; (b) each of the JV Partners agreed to assign, and caused its affiliates and personnel to assign, to Giant Slayer Media all rights, title and interest in and to any derivative works, sequels, prequels, spinoffs or other works based on or derived from the Purchased Assets and (c) all such rights will automatically vest in Giant Slayer Media without further action. The Company or its relevant affiliate is acting as the distributor of the Purchased Assets under the Distribution Agreement, which contains specific payment terms, events of default and guaranty terms. The relationship of the JV Partners in the JV is governed by the LLCA, which contain specific terms regarding the distribution of proceeds received from the Company under the Distribution Agreement and other terms relating to the management of the JV.

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

P&A Subsidiaries have dual class voting structures: preferred shares, which are offered to investors under Regulation A; and common shares, which we purchase at formation and which are the sole voting shares of a P&A Subsidiary. Typically, the preferred shares have a ‘Stated Value’ of 115-120% of the price at which the shares are sold. A P&A Subsidiary’s board of directors may, upon determining that the company has sufficient available funds, pay the Stated Value to preferred shareholders. Payments are made from receipts generated by the film’s theatrical release, after movie theaters have taken their negotiated share. If revenue generated from a film’s theatrical release is insufficient to pay the Stated Value, P&A Subsidiaries may pay the Stated Value from revenue generated by the film’s distribution, merchandising sales, and other commercial exploitation. Upon full payment of the Stated Value, a P&A Subsidiary’s preferred shares are automatically redeemed, and we become the entity’s sole owner. After a P&A Subsidiary has redeemed its preferred shares, the subsidiary splits remaining revenue with the filmmaker according to the terms of the Distribution Agreement.

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

Recent Developments

In April 2026, the Company entered into an underwriting agreement with an unaffiliated third party for the issuance and sale of 16,445,000 shares of its Class A Common Stock at a price to the public of $2.10, for aggregate proceeds of $34.5 million.

In April 2026, the Company repaid in full the outstanding balance of $38.5 million under its revolving P&A loan facility.

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

Legal: Legal expenses include costs incurred in connection with legal proceedings, regulatory matters, compliance obligations, and corporate governance. Legal expenses may fluctuate based on the nature, timing, and complexity of matters encountered by us.

Non-GAAP Financial Measures

Adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”), a non-GAAP measure used by management to assess operating performance, is defined as net income/(loss), excluding interest expense, net, income tax expense, depreciation and amortization, stock-based compensation, and the (gain)/loss on digital assets, as well as exceptional items. Management uses Adjusted EBITDA as a supplemental measure of operating performance to evaluate the performance of the Company’s business operations, to facilitate comparisons of operating results across reporting periods, and to assist in planning and forecasting future periods. Adjusted EBITDA is presented as a supplemental measure of the Company’s operating performance and should not be considered in isolation or as a substitute for net income/(loss) or any other measure of financial performance calculated in accordance with GAAP.

We present Adjusted EBITDA in this filing because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our ongoing operating performance. Period-to-period comparison of Adjusted EBITDA helps our management identify additional trends in our company’s financial results that may not be shown solely by period-to-period comparison of net income/(loss). In addition, we believe that providing Adjusted EBITDA, together with a reconciliation of Adjusted EBITDA to net income/(loss), helps investors make comparisons between our company and other companies that may have different capital structures, different capitalized asset values, different forms of employee compensation and different strategic nonrecurring projects. Adjusted EBITDA has its limitations as an analytical tool because of the excluded items, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:

●	Adjusted EBITDA does not reflect interest expense and interest income because these items are not directly attributable to the performance of our business operations and may vary over time due to a variety of financing transactions that we have entered into or may enter into in the future.
●	Adjusted EBITDA does not reflect certain non-cash items, including depreciation and amortization, stock-based compensation expense, and the (gain)/loss on digital assets. We believe that excluding the effect of these expenses from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our company’s operating performance because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

A reconciliation between net income/(loss) and adjusted EBITDA is presented below:

	For the three months ended March 31,
	2026	2025
Reconciliation of net loss to non-GAAP Adjusted EBITDA
Net loss	$(13,756,056)	$(37,330,132)
Interest expense, net	5,324,320	439,464
Depreciation and amortization	3,100,429	2,226,184
Stock-based compensation	3,471,960	2,632,836
Net loss on digital assets	5,845,056	3,299,105
Adjusted EBITDA	$3,985,709	$(28,732,543)

Results of Operations

The following represents our performance highlights for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025:

	For the three months ended March 31,		Change
	2026	2025	2026 vs. 2025
Revenues	$115,105,066	$47,440,640	$67,664,426	143%
Cost of revenues	44,002,346	19,480,204	24,522,142	126%
Selling and marketing	56,596,563	50,525,314	6,071,249	12%
General and administrative	11,245,458	7,367,254	3,878,204	53%
Research and development	4,083,938	3,244,918	839,020	26%
Legal expense	1,842,932	414,513	1,428,419	345%
Operating loss	(2,666,171)	(33,591,563)	30,925,392	(92)%
Net loss on digital assets	(5,845,056)	(3,299,105)	(2,545,951)	77%
Interest expense	(6,032,609)	(1,564,155)	(4,468,454)	286%
Interest income	708,289	1,124,691	(416,402)	(37)%
Other income	79,491	—	79,491	100%
Loss before income tax benefit	(13,756,056)	(37,330,132)	23,574,076	(63)%
Income tax benefit	—	—	—	—%
Net loss	$(13,756,056)	$(37,330,132)	$23,574,076	(63)%

Revenues

The following represents our revenue by type for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025:

	For the three months ended March 31,		Change
	2026	2025	2026 vs. 2025
Angel Guild	$83,342,611	$34,697,518	$48,645,093	140%
Theatrical	17,975,005	7,728,206	10,246,799	133%
Content licensing	10,164,010	2,596,504	7,567,506	291%
Merchandise	3,132,872	943,844	2,189,028	232%
Pay it Forward	154,602	535,261	(380,659)	(71)%
Theatrical Pay it Forward	—	698,635	(698,635)	(100)%
Other	335,966	240,672	95,294	40%
Total revenue	$115,105,066	$47,440,640	$67,664,426	143%

During the three months ended March 31, 2026, compared to the three months ended March 31, 2025, the increase in revenues was largely due to: 1) an increase in Angel Guild revenue by $48.6 million as a result of increased Angel Guild members from 1.08 million to 2.22 million from March 31, 2025 to March 31, 2026, 2) an increase in theatrical revenue of $10.2 million due to films with larger box offices in Q1 2026 as compared to Q1 2025, 3) an increase in content licensing revenue, which increased by $7.6 million as a result of larger licensing deals being entered into from our Q4 2025 and Q1 2026 theatrical releases, compared to smaller deals as a result of smaller theatrical box office releases in Q4 2024 and Q1 2025, and 4) an increase in merchandise revenue of $2.2 million largely due to DVD sales of David in Q1 2026. This increase was offset by a decrease in total Pay it Forward revenue by $1.1 million, largely due to our focus on transitioning away from Pay it Forward and focusing more on the Angel Guild.

Cost of Revenues

The following represents our cost of revenues by type for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025:

	For the three months ended March 31,		Change
	2026	2025	2026 vs. 2025
Angel Guild	$13,157,439	$6,179,384	$6,978,055	113%
Theatrical	1,072,645	1,057,721	14,924	1%
Royalties	23,814,460	8,254,438	15,560,022	189%
Other	5,957,802	3,988,661	1,969,141	49%
Total cost of revenues	$44,002,346	$19,480,204	$24,522,142	126%

During the three months ended March 31, 2026, cost of revenues was $44.0 million compared to $19.5 million in the same quarter in the prior year. The increase in Angel Guild cost of revenues by $7.0 million was largely a result of increased memberships and the transaction fees of $4.8 million related to that growth, as well as an increased number of free movie tickets for premium Angel Guild members for Angel theatrical releases of $2.6 million. The increase in royalties of $15.6 million was a result of higher royalties earned by filmmakers from the Angel Guild.

Selling and Marketing

The following represents our selling and marketing expenses by type for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025:

	For the three months ended March 31,		Change
	2026	2025	2026 vs. 2025
Angel Guild	$36,041,351	$33,533,756	$2,507,595	7%
Theatrical	17,014,367	13,751,172	3,263,195	24%
Other	3,540,845	3,240,386	300,459	9%
Total selling and marketing	$56,596,563	$50,525,314	$6,071,249	12%

During the three months ended March 31, 2026, compared to the three months ended March 31, 2025, the increase in selling and marketing expenses was largely due to: 1) An increase in Angel Guild sales and marketing expenses of $2.5 million as a result of the promotion of the Angel Guild in an effort to increase memberships and 2) An increase in Theatrical sales and marketing expenses of $3.3 million as a result of stronger theatrical releases in Q1 2026 as compared to Q1 2025. As we continue to bring on additional content, drive Angel Guild memberships and promote future theatrical releases, this cost is expected to fluctuate, but overall remain high and be a significant component of our operating expenses.

Other Operating Expenses

For the three months ended March 31, 2026, higher general and administrative costs of $3.9 million were primarily related to: 1) additional employee costs of $1.0 million during 2026 related to the support staff necessary to manage the continued and expected growth of the business, 2) additional equity issuance costs of $0.8 million during 2026 due to an increase in options and RSUs granted to employees in the last 12 months and their related fair value on the grant date, 3) amortization expense of $0.8 million related to a new three-year first-look agreement with a filmmaker, which provides the Company with priority rights to review and bid on the filmmaker's future projects, 4) additional third party accounting and auditing services of $0.4 million due to the added complexity of being a public company, and 5) additional software costs of $0.3 million with the increased growth of the business.

For the three months ended March 31, 2026, the increase in research and development costs of $0.8 million primarily related to additional employee costs during 2026 related to the support staff necessary to manage the continued and expected growth of the business.

For the three months ended March 31, 2026, compared to the three months ended March 31, 2025, the increase in legal expense of $1.4 million was largely a result of the legal fees associated with the Homestead, Toothy Cow Productions, and Tuttle Twins Show pending acquisitions.

Other Income and Expense

The increase in the loss on digital assets of $2.5 million during the three months ended March 31, 2026 was a result of measuring our digital assets at fair value at the end of each reporting period per Accounting Standards Update (“ASU”) No. 2023-08 and the value of bitcoin decreasing during the three months ended March 31, 2026 by a greater amount as compared to the three months ended March 31, 2025.

The increase in interest expense of $4.5 million is related to a higher dollar amount of P&A and other notes entered into and outstanding during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, as can be seen on our condensed consolidated statements of cash flows and condensed consolidated balance sheets.

Liquidity and Capital Resources

Operating and Capital Expenditure Requirements

	As of		Change
	March 31, 2026	December 31, 2025	2026 vs. 2025
Cash and cash equivalents	$38,875,760	$44,083,233	$(5,207,473)	(12)%
Notes payable	102,273,594	97,166,069	5,107,525	5%

Cash and cash equivalents decreased by $5.2 million in the three months ended March 31, 2026, primarily due to cash used in investing activities of $2.5 million, cash used in financing activities of $4.6 million, offset by cash provided by operating activities of $1.9 million.

To date, we have funded a significant portion of our operations through private and public offerings of our common stock and raise of money through notes payable. As of March 31, 2026, we had cash on hand of approximately $38.9 million. Notes payable currently consists of 1) P&A notes in the amount of $40.5 million with amounts due based on timing of certain cash proceeds, but which amounts are expected to be paid within the next twelve months, 2) financing of a convertible note in the amount of $5.7 million, which will become due, if not converted into equity beforehand, by May 1, 2027, and 3) a financing facility in the amount of $100.0 million, of which $60.0 million is currently drawn as of the date of this report, with interest payable monthly and principal installments starting in November 2027 and a final maturity of October 1, 2030. In addition, in April 2026, the Company issued Common Stock through a public offering for aggregate proceeds of $34.5 million.

Evaluation of Going Concern

The condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern within one year from the date of issuance of these condensed consolidated financial statements. For the three months ended March 31, 2026, we incurred a net loss of approximately $13.8 million and had cash provided by operating activities of approximately $1.9 million. We have an accumulated deficit of approximately $255.3 million as of March 31, 2026. Marketing expense was our largest expense for the period ended March 31, 2026 as our intent is to increase Angel Guild memberships and support our theatrical releases. We anticipate that as we continue to grow the business, we will incur operating losses and use cash in operating activities during 2026.

We are working to increase revenues through the growth of Angel Guild memberships, our pipeline of theatrical releases through 2026 and additional streaming agreements. We have historically financed marketing activities for theatrical releases through two primary methods: 1) Regulation A offerings that are tailored to raise money for the print and advertising costs (“P&A”) for specific theatrical releases and 2) P&A loan agreements with individual and institutional investors. During the three months ended March 31, 2026, the Company did not raise any money from Regulation A offerings or P&A loans. During the year ended December 31, 2025, the Company raised $13.2 million from Regulation A offerings and received $84.0 million from P&A loans. During the three months ended March 31, 2026, the Company paid $18.7 million for the repayments of P&A loans, including interest and paid $5.9 million as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned. During the year ended December 31, 2025, the Company paid $43.5 million for the repayments of P&A loans, including interest and paid $15.8 million as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned.

Additionally, the Company has raised capital through the sale of its Common Stock, generating $104.1 million of cash during the year ended December 31, 2025. The Company did not generate cash  through capital stock raises during the three months ended March 31, 2026. During the three months ended March 31, 2026, the Company generated approximately $92.2 million in cash from Angel Guild paid memberships. In addition, in April 2026, the Company issued Common Stock through a public offering for aggregate proceeds of $34.5 million. As we continue to grow, we expect that our existing capital resources, including cash, accounts receivables, licensing receivables, recurring revenues from our membership base, the ability to draw on our existing debt facility, and the ability to sell our digital assets if necessary, will be sufficient to meet our operating requirements for at least the next twelve months. While there is no assurance of success, management remains committed to its plans to grow revenues and manage expenses.

Discussion of Operating, Investing, Financing Cash Flows

Operating Activities. Cash flows provided by (used in) operating activities for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, were as follows:

	For the three months ended March 31,
	2026	2025	Net Change
Net cash and cash equivalents provided by (used in) operating activities	$1,887,859	$(9,760,444)	$11,648,303

Cash flows provided by operating activities for the three months ended March 31, 2026 was $1.9 million compared to cash flows used in operating activities of $9.8 million for the three months ended March 31, 2025. The difference of $11.6 million is largely due to the decrease in loss for the period of $23.6 million, a decrease in the change in accounts receivable, resulting in more proceeds being received, offset by a decrease in the change in accounts payable and accrued liabilities, resulting in greater distributions.

Investing Activities. Cash flows used in investing activities for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, were as follows:

	For the three months ended March 31,
	2026	2025	Net Change
Purchases of property and equipment	$(24,533)	$(51,977)	$27,444
Issuance of notes receivable	—	(837,309)	837,309
Collections of notes receivable	70,902	87,933	(17,031)
Sale of digital assets	—	99,118	(99,118)
Additions to internal-use software	(2,576,062)	(2,173,360)	(402,702)
Purchase of content	(93,757)	(259,304)	165,547
Investments in affiliates	—	(110,999)	110,999
Return on investments in affiliates	95,380	—	95,380
Net cash and cash equivalents used in investing activities	$(2,528,070)	$(3,245,898)	$717,828

Cash flows used in investing activities for the three months ended March 31, 2026 was $2.5 million compared to cash flows used in investing activities of $3.2 million for the three months ended March 31, 2025. The decrease of cash flows used was largely due to the decrease of the issuance of notes receivable of $0.8 million.

Financing Activities. Cash flows provided by (used in) financing activities for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, were as follows:

	For the three months ended March 31,
	2026	2025	Net Change
Repayment of notes payable	$(18,744,062)	$(9,691,628)	$(9,052,434)
Repayment of loan guarantee	—	(2,000,000)	2,000,000
Receipt of notes payable	20,000,000	22,904,952	(2,904,952)
Repayment of accrued settlement costs	—	(67,486)	67,486
Exercise of stock options	1,145,012	80,516	1,064,496
Issuance of common stock	—	14,796,704	(14,796,704)
Investments in minority owned entities	—	228,594	(228,594)
Redemption of equity in noncontrolling interests	(5,870,796)	(6,000,000)	129,204
Repurchase of common stock	(897,416)	(65,029)	(832,387)
Debt financing fees	(200,000)	(207,076)	7,076
Net cash and cash equivalents provided by (used in) financing activities	$(4,567,262)	$19,979,547	$(24,546,809)

Cash flows used in financing activities for the three months ended March 31, 2026 were $4.6 million compared to cash flows provided by financing activities of $20.0 million for the three months ended March 31, 2025. During the three months ended March 31, 2026, we raised $20.0 million in notes payable. This was offset by the repayment of $18.7 million for P&A related notes and a $5.9 million redemption paid for equity in noncontrolling interests. During the three months ended March 31, 2025, we raised $14.8 million with issuance of our common stock and $22.9 million in notes payable. These were offset by the repayment of $9.7 million for P&A related notes, a $6.0 million redemption paid for equity in noncontrolling interests and a $2.0 million payment related to a loan guarantee.

Trends and Key Factors Affecting Our Performance

Angel Guild

We launched the Angel Guild in the second quarter of 2023. Since that time the Angel Guild grew to approximately 2.00 million Angel Guild members as of December 31, 2025, accounting for 65.2% of our total revenue in 2025. The Angel Guild grew to  approximately 2.22 million Angel Guild members as of March 31, 2026, accounting for 72.4% of our total revenue in 2026. We attribute the Angel Guild growth to many factors including, but not limited to, new and exclusive content being added regularly to the Angel Guild and marketing optimization and upselling to the Angel App user base. For the three months ended March 31, 2026, the trailing twelve months average revenue per member is $13.69 per month.

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

Off-Balance Sheet Arrangements

As of March 31, 2026, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of our business, including changes in interest rates. Historically, fluctuations in interest rates have not had a significant impact on our operating results. As of March 31, 2026, we have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. In addition, any sales we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. Our exposure to interest rate risk and foreign currency exchange rate changes is increasing but we do not believe it to be material under current accounting guidance.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting Readiness

The Company is currently a non-accelerated filer and an emerging growth company and is therefore not required to obtain an audit of its internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting and has designed its control framework based on the COSO internal control framework.

The Company anticipates that it may become an accelerated filer in future periods, at which time it would be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. In preparation for this transition, management has commenced a formal internal control readiness program, which includes enhanced documentation of business processes, risk identification, and testing of key controls.

While these efforts are intended to improve the reliability of the Company’s financial reporting, the implementation and testing of internal controls is an ongoing process subject to refinement. Accordingly, management cannot assure that identified deficiencies, if any, will be remediated on a timely basis or that internal control over financial reporting will be effective when auditor attestation is required.

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

Reorganization Plan

The Reorganization Plan, as confirmed, contemplated that:

●	We will continue as a “going concern,” thereby ensuring the greatest return to creditors and shareholders by allowing us to reorganize through continuation of our business operations and satisfaction and discharge of our debts over time.
●	Holders of all allowed claims (other than administrative expense claims and priority tax claims) will be paid in full, from funds available and required to be distributed thereto, and the holders of Angel Studios shall retain their interests in Angel Studios.
●	Neal Harmon and Jeffrey Harmon will remain in management positions with us and agreed to refrain from engaging in competitive activities in the business of self-selected viewing for a one-year period. Pursuant to the Disney Settlement Agreement and under the related Security Agreement (as defined in the Disney Settlement Agreement), Neal Harmon and Jeffrey Harmon pledged all their equity in Angel Studios as collateral. If we are found to have four instances of unauthorized use of copyrighted materials in a consecutive five-year period, any Studio (as defined below) may immediately commence an enforcement action against Angel Studios in the Central District of California, and both Neal Harmon and Jeffrey Harmon could lose all of their interests in Angel Studios.
●	We agree not to directly or indirectly, or facilitate any third party, to descramble, decrypt or otherwise bypass a Copyrighted Work of Disney Enterprises, Inc., Lucasfilm Ltd. LLC, Twentieth Century Fox Film Corporation, Warner Bros. Entertainment Inc., MVL Film Finance, LLC, New Line Productions, Inc. and Turner Entertainment Co. (each individually a “Studio” and collectively, the “Studios”) or their respective affiliates, not to reproduce such a Copyrighted Work, not to stream, transmit, or publicly perform such a Copyrighted Work, and not to distribute such a Copyrighted Work.
●	We agree not to sue the Studios, and not to use resources to lobby to amend the Family Movie Act (17 U.S.C. § 110(11)) for a period of fourteen years following the Reorganization Plan Effective Date. We will voluntarily dismiss its appeal of the judgment and the injunction obtained by the Studios.
●	Subject to our compliance with terms and conditions of the Reorganization Plan and related Disney Settlement Agreement, we will pay the Studios $9.9 million over fourteen years, or $7.8 million if paid within five years, (the “Settlement Amount”) without interest, provided, however, that the unpaid balance of that certain promissory note made by us to the Studios in the amount of $62.5 million (the “Note”) minus any paid amounts will remain outstanding for fourteen years from the Reorganization Plan Effective Date. If, upon the expiration of fourteen years after the Reorganization Plan Effective Date, the Settlement Amount is timely paid and there is no breach or violation of the Disney Settlement Agreement that remains uncured after written notice is received and there have not been four instances of unpermitted conduct in violation of the Disney Settlement Agreement, subject to a Notice of Default (as defined in the Disney Settlement Agreement), in a consecutive five year period, then the Note shall be cancelled, and the original Note marked “Paid and Cancelled” shall be returned to us. We elected to pay the entire settlement amount within the five year period and as such, as of September 30, 2025, the required settlement amount of $7.8 million has been fully repaid.
●	The equity holders of Angel Studios shall retain their equity interests in Angel Studios, provided however, that distributions to such equity holders shall not be made unless and until all payment obligations under the Reorganization Plan are made in full.

The foregoing summary of certain provisions of the Reorganization Plan and related Disney Settlement Agreement are not complete and are subject to and qualified in their entirety by reference to the Reorganization Plan and Disney Settlement Agreement, copies of which can be found in the Angel Legacy Report on Form 1-U filed on September 15, 2020, under “Item 2.1, Exhibits,”.

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

On April 20, 2021, the Bankruptcy Court lifted the stay as the final decision in the Disney Litigation had been determined and we were no longer in bankruptcy. VidAngel Entertainment assumed responsibility for defense of the ClearPlay litigation, and any settlement discussions thereto, as part of the asset purchase agreement, dated March 1, 2021, by and between the Company, Skip TV Holdings, LLC and VidAngel Entertainment, LLC (the “VidAngel Asset Purchase Agreement”). On November 4, 2021, we informed the court that we sold VidAngel and VidAngel Entertainment is the successor. On January 14, 2022, ClearPlay filed a response stating that the Company and VidAngel Entertainment are liable for past infringement as they are the successor to VidAngel.

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

As discussed in Note 5, Commitments and Contingencies, we entered into a Term Sheet with 2521 that sets forth the principal terms and conditions governing the joint venture between the JV Partners, through Giant Slayer Media. The Term Sheet, pursuant to its terms, became binding on October 7, 2025, upon the execution of that certain Asset Purchase Agreement by and between Slingshot and Giant Slayer Media, also dated as of October 7, 2025.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors disclosed in Item 1A, “Risk Factors,” in the Form 10-K for the period ended December 31, 2025.

A failure to maintain an effective system of internal control over financial reporting could result in material misstatements of our financial statements in future periods and may impair our ability to comply with the accounting and reporting requirements applicable to public companies. Furthermore, our business, financial position, and results of operations could be adversely affected.

As a public company, we are subject to reporting and other obligations under the Exchange Act, including the requirements of the Sarbanes-Oxley Act of 2002, or SOX, Section 404, which require annual management assessments of the effectiveness of our internal control over financial reporting.

The rules governing the standards that must be met for management to determine that our internal control over financial reporting is effective are complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by SOX. These reporting and other obligations place significant demands on our management and administrative and operational resources, including accounting resources.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Any failure to maintain effective internal controls could also have an adverse effect on our business, financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no other unregistered securities to report which have not been previously included in an Annual Report on Form 10-K or a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

5(a):

None.

5(b):

None.

5(c):

During the three months ended March 31, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description

4.1	Form of Lock-Up Agreement, reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, filed on September 16, 2025
10.1	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1, filed on September 16, 2025
10.2

Form of Indemnification Agreement by and between the Company and its directors and officers, incorporated by  reference to Exhibit 10.2 of the Company’s Registration Statement on Form S-1, filed on September 16, 2025

10.3

Underwriting Agreement dated April 10, 2026, between the Company and Roth Capital Partners, LLC, as representative of the several underwriters named therein, incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on April 13, 2026

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials are filed herewith: (i) Inline XBRL Instance, (ii) Inline XBRL Taxonomy Extension Schema, (iii) Inline XBRL Taxonomy Extension Calculation, (iv) XBRL Taxonomy Extension Labels, (v) XBRL Taxonomy Extension Presentation, and (vi) Inline XBRL Taxonomy Extension Definition.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGEL STUDIOS, INC.

DATE: April 30, 2026	/s/ Neal Harmon
Neal Harmon
Chief Executive Officer
(Principal Executive Officer)

DATE: April 30, 2026	/s/ Scott Klossner
Scott Klossner
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)