Form 10-Q
period 2026-06-30
Angel Studios, Inc.
filed 2026-08-04
CIK 1865200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of July 31, 2026:

Class A Common Stock: 130,093,834 shares

Class B Common Stock: 56,662,485 shares

ANGEL STUDIOS, INC.

FORM 10-Q

June 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$48,036,965	$44,083,233
Accounts receivable, net	30,400,912	51,122,866
Current portion of licensing receivables, net	9,697,666	9,695,562
Physical inventory	1,480,166	1,264,101
Current portion of notes receivable	1,383,486	1,368,581
Royalty advance	18,447,053	13,827,626
Prepaid expenses and other	15,902,578	13,515,986
Total current assets	125,348,826	134,877,955

Licensing receivables, net	6,110,510	2,579,252
Notes receivable, net of current portion	3,797,119	3,940,918
Property and equipment, net	631,293	709,845
Content, net	5,401,693	6,272,925
Intangible assets, net	2,313,410	3,850,035
Capitalized software, net	14,407,016	13,308,247
Digital assets	17,747,262	26,527,560
Investments in affiliates	46,042,383	46,014,881
Operating lease right-of-use assets	2,619,304	3,240,021
Other long-term assets	10,643,673	89,924
Total assets	$235,062,489	$241,411,563

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$39,813,785	$39,960,272
Accrued expenses	11,136,378	24,487,884
Current portion of accrued licensing royalties	40,473,978	31,257,950
Current portion of notes payable	17,195,811	55,473,665
Current portion of operating lease liabilities	1,353,129	1,284,747
Deferred revenue	82,549,436	66,534,622
Total current liabilities	192,522,517	218,999,140

Accrued licensing royalties, long-term	13,058,467	4,441,758
Notes payable, net of current portion	57,168,318	41,692,404
Operating lease liabilities, net of current portion	1,358,751	2,058,585
Other long-term liabilities	283,848	—
Total liabilities	$264,391,901	$267,191,887

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.0001 par value, 700,000,000 shares authorized; 186,504,214 and 169,095,572 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	$18,650	$16,909
Additional paid-in capital	249,962,975	210,079,998
Noncontrolling interests	(182,367)	5,653,837
Accumulated deficit	(279,128,670)	(241,531,068)
Total stockholders’ equity	(29,329,412)	(25,780,324)
Total liabilities and stockholders’ equity	$235,062,489	$241,411,563

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$111,705,930	$87,641,416	$226,810,996	$135,082,056
Operating expenses:
Cost of revenues	51,749,499	27,286,383	95,751,845	46,766,587
Selling and marketing	61,141,780	61,510,343	117,738,343	112,035,657
General and administrative	12,408,923	9,838,725	23,654,381	17,205,979
Research and development	4,000,891	3,644,278	8,084,829	6,889,196
Legal expense	916,221	6,685,984	2,759,153	7,100,497
Total operating expenses	130,217,314	108,965,713	247,988,551	189,997,916
Operating loss	(18,511,384)	(21,324,297)	(21,177,555)	(54,915,860)

Other income (expense):
Net gain (loss) on digital assets	(2,935,243)	7,452,328	(8,780,298)	4,153,223
Interest expense	(3,094,406)	(2,742,902)	(9,127,015)	(4,307,057)
Interest income	544,894	1,408,200	1,253,182	2,532,891
Other income (expense)	202,113	(500,000)	281,604	(500,000)
Total other income (expense), net	(5,282,642)	5,617,626	(16,372,527)	1,879,057
Loss before income tax benefit	(23,794,026)	(15,706,671)	(37,550,082)	(53,036,803)
Income tax benefit	—	—	—	—
Net loss	$(23,794,026)	$(15,706,671)	$(37,550,082)	$(53,036,803)

Net income (loss) attributable to noncontrolling interests	(944)	62,865	47,520	36,657
Net loss attributable to controlling interests	$(23,793,082)	$(15,769,536)	$(37,597,602)	$(53,073,460)

Net loss per common share - basic	$(0.129)	$(0.106)	$(0.213)	$(0.360)
Net loss per common share - diluted	$(0.129)	$(0.106)	$(0.213)	$(0.360)

Weighted average common shares outstanding - basic	184,235,772	149,429,535	176,847,037	147,537,072
Weighted average common shares outstanding - diluted	184,235,772	149,429,535	176,847,037	147,537,072

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended

	Common Stock				Additional
	Class A		Class B		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of March 31, 2026	112,677,989	$11,268	57,172,339	$5,717	$214,027,327	$(255,335,588)	$(168,495)	$(41,459,771)
Stock options exercised	-	-	156,963	15	148,449	-	-	148,464
Vesting of restricted stock units	137,236	14	-	-	(14)	-	-	-
Issuance of common stock, net of fees	16,445,000	1,644	-	-	32,508,468	-	-	32,510,112
Transfer of common stock	631,531	63	(631,531)	(63)	-	-	-	-
Repurchase of common stock	(40,748)	(4)	(44,565)	(4)	(263,150)	-	-	(263,158)
Stock-based compensation expense	-	-	-	-	3,541,895	-	-	3,541,895
Redemptions from noncontrolling interests	-	-	-	-	-	-	(12,928)	(12,928)
Net loss	-	-	-	-	-	(23,793,082)	(944)	(23,794,026)
Balance as of June 30, 2026	129,851,008	$12,985	56,653,206	$5,665	$249,962,975	$(279,128,670)	$(182,367)	$(29,329,412)

Balance as of March 31, 2025	78,505,913	$7,851	68,452,831	$6,846	$112,929,775	$(108,356,350)	$2,425,339	$7,013,461
Stock options exercised	-	-	128,390	12	110,180	-	-	110,192
Issuance of common stock, net of fees	5,414,807	541	-	-	23,706,449	-	-	23,706,990
Transfer of common stock	66,822	7	(66,822)	(7)	-	-	-	-
Repurchase of common stock	(26)	-	(11,092)	(1)	(67,909)	-	-	(67,910)
Stock-based compensation expense	-	-	-	-	2,126,929	-	-	2,126,929
Convertible note beneficial conversion feature	-	-	-	-	1,114,338	-	-	1,114,338
Issuance of warrants	-	-	-	-	222,868	-	-	222,868
Contributions from noncontrolling interests, net of fees	-	-	-	-	-	-	8,104,168	8,104,168
Redemptions from noncontrolling interests	-	-	-	-	-	-	(5,750,000)	(5,750,000)
Net income (loss)	-	-	-	-	-	(15,769,536)	62,865	(15,706,671)
Balance as of June 30, 2025	83,987,516	$8,399	68,503,307	$6,850	$140,142,630	$(124,125,886)	$4,842,372	$20,874,365

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Six Months Ended

	Common Stock				Additional
	Class A		Class B		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2025	111,928,549	$11,192	57,167,023	$5,717	$210,079,998	$(241,531,068)	$5,653,837	$(25,780,324)
Stock options exercised	-	-	1,138,976	114	1,293,362	-	-	1,293,476
Vesting of restricted stock units	150,476	15	-	-	(15)	-	-	-
Issuance of common stock, net of fees	16,445,000	1,644	-	-	32,508,468	-	-	32,510,112
Transfer of common stock	1,367,731	137	(1,367,731)	(137)	-	-	-	-
Repurchase of common stock	(40,748)	(3)	(285,062)	(29)	(1,160,542)	-	-	(1,160,574)
Stock-based compensation expense	-	-	-	-	7,013,855	-	-	7,013,855
Issuance of warrants	-	-	-	-	227,849	-	-	227,849
Redemptions from noncontrolling interests	-	-	-	-	-	-	(5,883,724)	(5,883,724)
Net income (loss)	-	-	-	-	-	(37,597,602)	47,520	(37,550,082)
Balance as of June 30, 2026	129,851,008	$12,985	56,653,206	$5,665	$249,962,975	$(279,128,670)	$(182,367)	$(29,329,412)

Balance as of December 31, 2024	76,089,361	$7,609	68,307,491	$6,831	$95,485,005	$(87,014,444)	$8,222,953	$16,707,954
Stock options exercised	-	-	284,559	28	190,680	-	-	190,708
Issuance of common stock, net of fees	7,831,429	783	-	-	38,502,911	-	-	38,503,694
Transfer of common stock	66,822	7	(66,822)	(7)	-	-	-	-
Repurchase of common stock	(96)	-	(21,921)	(2)	(132,937)	-	-	(132,939)
Stock-based compensation expense	-	-	-	-	4,759,765	-	-	4,759,765
Convertible note beneficial conversion feature	-	-	-	-	1,114,338	-	-	1,114,338
Issuance of warrants	-	-	-	-	222,868	-	-	222,868
Digital assets market value adjustment	-	-	-	-	-	15,962,018	-	15,962,018
Contributions from noncontrolling interests, net of fees	-	-	-	-	-	-	8,332,762	8,332,762
Redemptions from noncontrolling interests	-	-	-	-	-	-	(11,750,000)	(11,750,000)
Net income (loss)	-	-	-	-	-	(53,073,460)	36,657	(53,036,803)
Balance as of June 30, 2025	83,987,516	$8,399	68,503,307	$6,850	$140,142,630	$(124,125,886)	$4,842,372	$20,874,365

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(37,550,082)	$(53,036,803)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	6,183,955	4,439,035
Amortization of content assets	1,078,731	119,291
Amortization of right-of-use assets	620,717	345,761
Stock-based compensation expense	7,013,855	4,759,765
Net loss (gain) on digital assets	8,780,298	(4,153,223)
Impairment of failed acquisition	—	500,000
Investments in affiliates gain	(164,672)	(87,211)
Non-cash interest expense	705,942	161,285
Paid-in-kind interest	4,550,624	—
Bad debt recovery	(166,100)	—
Change in operating assets and liabilities:
Accounts receivable	20,888,054	(4,677,116)
Physical inventory	(216,065)	237,196
Royalty advance	(4,619,427)	—
Prepaid expenses and other current assets	(2,386,592)	(622,039)
Licensing receivables	(3,533,362)	4,062,976
Other long-term assets	(2,076,537)	—
Accounts payable and accrued expenses	(13,497,993)	6,910,533
Accrued licensing royalties	17,832,737	3,080,204
Operating lease liabilities	(631,452)	(330,670)
Deferred revenue	16,014,814	17,938,955
Net cash and cash equivalents provided by (used in) operating activities	18,827,445	(20,352,061)

Cash flows from investing activities:
Purchases of property and equipment	(189,070)	(118,942)
Issuance of notes receivable	(14,684)	(974,176)
Collections of notes receivable	143,578	440,643
Advances to acquisition target	(8,193,364)	—
Sale of digital assets	—	99,118
Additions to internal-use software	(5,478,477)	(4,346,719)
Purchase of content	(207,499)	(4,274,150)
Investments in affiliates	—	(2,982,032)
Return on investments in affiliates	137,170	—
Net cash and cash equivalents used in investing activities	(13,802,346)	(12,156,258)

Cash flows from financing activities:
Repayment of notes payable	(57,630,657)	(24,338,861)
Repayment of loan guarantee	—	(6,000,000)
Receipt of notes payable	30,000,000	48,891,000
Repayment of accrued settlement costs	—	(136,660)
Exercise of stock options	1,293,476	190,733
Issuance of common stock	34,534,500	38,503,670
Contribution of equity in noncontrolling interests	—	8,731,422
Redemption of equity in noncontrolling interests	(5,883,724)	(11,750,000)
Fees related to issuance of common stock and minority interest	(2,024,388)	(398,660)
Repurchase of common stock	(1,160,574)	(132,940)
Debt financing fees	(200,000)	(263,532)
Net cash and cash equivalents provided by (used in) financing activities	(1,071,367)	53,296,172

Net increase in cash and cash equivalents	3,953,732	20,787,853
Cash and cash equivalents at beginning of period	44,083,233	7,211,826

Cash and cash equivalents at end of period	$48,036,965	$27,999,679

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,665,153	$2,624,497

Supplemental schedule of noncash financing activities:
Adoption of ASU No. 2023-08	$—	$15,962,018
Change from digital assets to digital assets receivable	—	21,748,336
Operating lease right-of-use assets and liabilities	—	145,980

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

The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the annual audited consolidated financial statements and related notes for the fiscal year ended December 31, 2025 included in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026.

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

Digital Assets

In 2021, the Company saw a need to further diversify and maximize returns on cash balances that are not required to maintain adequate operating liquidity. As such, the Company implemented a policy that would allow for the investment in bitcoin (digital assets) under this policy. The Company believes its bitcoin holdings are highly liquid. However, digital assets may be subject to volatile market prices, which may be unfavorable at the time when the Company wants or needs to liquidate them. The Company has ownership of and control over its digital assets and may use third-party custodial services to secure them. The digital assets are initially recorded at cost and are subsequently remeasured on the condensed consolidated balance sheet at fair value.

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

Liquidity

The condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern within one year from the date of issuance of these condensed consolidated financial statements. For the six months ended June 30, 2026, the Company incurred a net loss of approximately $37.6 million and had cash provided by operating activities of approximately $18.8 million. The Company had an accumulated deficit of approximately $279.1 million as of June 30, 2026.

Management is working to increase revenues through the growth of Angel Guild memberships, the Company’s pipeline of theatrical releases during the second half of 2026 and additional streaming agreements. During the six months ended June 30, 2026, the Company generated approximately $190.5 million in cash from Angel Guild paid memberships. The Company has historically financed marketing activities for theatrical releases through two primary methods: 1) Regulation A offerings that are tailored to raise money for the print and advertising costs (“P&A”) for specific theatrical releases and 2) P&A loan agreements with individual and institutional investors. During the six months ended June 30, 2026, the Company raised $0.0 million from Regulation A offerings and received $10.0 million from P&A loans. During the year ended December 31, 2025, the Company raised $13.2 million from Regulation A offerings and received $84.0 million from P&A loans. During the six months ended June 30, 2026, the Company paid $57.6 million for the repayments of P&A loans, including interest and paid $5.9 million as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned. During the year ended December 31, 2025, the Company paid $43.5 million for the repayments of P&A loans, including interest and paid $15.8 million as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned.

Additionally, the Company has raised capital through the sale of its Common Stock, generating $104.1 million of cash during the year ended December 31, 2025. The Company issued Common Stock through a public offering for aggregate proceeds of $34.5 million during the six months ended June 30, 2026. As the Company continues to grow, management expects that the existing capital resources, including cash, accounts receivables, licensing receivables, recurring revenues from its membership base, the ability to draw on its existing debt facility, and the ability to sell its digital assets if necessary, will be sufficient to meet the Company’s operating requirements for at least the next twelve months. While there is no assurance of success, management remains committed to its plans to grow revenues and manage expenses.

Accounts Receivable

The Company records its accounts receivable at sales value less an allowance for doubtful accounts receivable. Management determines the allowance for doubtful accounts receivable in accordance with ASC 326 by segmenting the receivables portfolio and using historical experience, market conditions and account aging to determine an allowance for each segment.

Account balances are written off against the allowance when the potential for recovery is remote. Recoveries of receivables previously written off are recorded when payment is received. As of June 30, 2026, the allowance for doubtful accounts receivable was $0.4 million. As of December 31, 2025, the Company’s allowance for doubtful accounts receivable was $0.6 million.

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

Physical Inventory

Physical inventory consists of apparel, DVDs, Blu-rays, books, and other merchandise purchased for resale, related to content the Company is distributing. Physical inventory is recorded at average cost. The Company periodically reviews the physical inventory for excess supply, obsolescence, and valuations above estimated realization amounts, and provides a reserve to cover these items. Management determined that no reserve for physical inventory was necessary as of June 30, 2026, and December 31, 2025.

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

Impairment of Long-Lived Assets

No significant write-downs of long-lived assets occurred during the three and six months ended June 30, 2026 and 2025.

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

The Company also holds variable interests in one or more entities through guarantee arrangements, whereby the Company guarantees repayment of third-party loans made to one or more independent film production company. The Company evaluated the film production companies under ASC 810, Consolidation, and determined that they are variable interest entities in which the Company holds a variable interest. The Company concluded that it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact the Borrower's economic performance, which are driven by the filmmaker's creative and production decisions in making the film. Accordingly, the film production companies are not consolidated in the Company's condensed consolidated financial statements.

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

Notes receivable balances are charged off against the allowance for doubtful notes when the potential for recovery is remote. Recoveries of notes receivable previously charged off are recorded when payment is received. The allowance for doubtful notes receivable was $0.0 million as of June 30, 2026 and December 31, 2025.

Other Long-Term Assets

Other long-term assets consist primarily of payments made to certain partners that the Company has determined are probable of being acquired, which payments are being used to fund content development that eventually will be on Angel's streaming platform. Once the acquisition closes, the asset will be converted to Content and begin amortizing once the content is released on the platform.  Any impairment in other long-term assets is recognized in the condensed consolidated statements of operations.

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

Deferred Revenue

Deferred revenue represents payments received in advance of the Company fulfilling its performance obligations under various arrangements, including Angel Guild memberships, content licensing, theatrical ticket presales and other deferred revenue. The Company recognizes deferred revenue when cash is received before the related revenue recognition criteria are met, and such amounts are recognized as revenue when the related performance obligations are satisfied.

Angel Guild Memberships

Angel Guild membership fees, which include multiple membership options, are recorded as deferred revenue when received. As of June 30, 2026 and December 31, 2025, the Company had $81.3 million and $64.8 million, respectively, of deferred revenue related to Angel Guild memberships. These amounts are expected to be recognized as revenue over the membership period and within the next twelve months.

Other Deferred Revenue

As of June 30, 2026 and December 31, 2025, the Company had $1.2 million and $1.7 million, respectively, in deferred revenue from various other types of contractual arrangements. These amounts will be recognized as revenue when the performance obligations are satisfied, primarily within the next twelve months.

As of December 31, 2025, the Company had $66.5 million of total deferred revenue. Of this amount, $17.5 million and $47.7 million were recognized as revenue during the three and six months ended June 30, 2026.

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

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Angel Guild	$90,720,582	$46,803,621	$174,063,193	$81,501,139
Theatrical	2,795,742	32,579,632	20,770,747	40,307,838
Content licensing	15,096,293	6,565,573	25,260,304	9,162,077
Merchandise	2,442,633	1,126,830	5,575,505	2,070,674
Other	650,680	565,760	1,141,247	2,040,328
Total Revenue	$111,705,930	$87,641,416	$226,810,996	$135,082,056

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

Sales or usage based royalties represent amounts due to the Company based on the “sale” or “usage” of its content by the customer, and revenues are recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated has been satisfied (or partially satisfied). Generally, when the Company licenses completed content (with standalone functionality, such as a movie, or television show), its performance obligation will be satisfied prior to the sale or usage. The actual amounts due to the Company under these arrangements are typically not reported to the Company until several months after the close of the reporting period. The Company records revenue under these arrangements for the amounts due and not yet reported to the Company based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates are based on information from the Company’s customers, historical experience with similar titles in that market or territory, the performance of the title in other markets and/or available data in the industry. While the Company believes these estimates are reasonable estimates of the amounts due under these arrangements, such estimated amounts could differ from the actual amounts to be subsequently reported by the customer, which could be higher or lower than the Company’s estimates, and could result in an adjustment to revenues in future periods. Any adjustments booked during the three and six months ended June 30, 2026 and 2025 have been immaterial.

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

Content licensing arrangements can last between several months and up to ten years. The typical period ranges around three years.

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

The Company's remaining performance obligations consist primarily of Angel Guild memberships, for which unrecognized amounts are reflected in deferred revenue above.

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

Components of selling and marketing expenses include advertising and promotional activities, salaries and benefits for sales and marketing personnel, travel and entertainment expenses related to sales and marketing activities, and costs of marketing materials. It also includes costs incurred by the Company to purchase movie tickets for giving away, which costs are offset by the Pay it Forward receipts the Company receives from customers who Pay it Forward for others to see the show. The total amount of Pay it Forward receipts that were offset against selling and marketing costs for the three months ended June 30, 2026, and 2025, were $0.5 million and $2.2 million, respectively, and for the six months ended June 30, 2026 and 2025, were $2.1 million and $2.5 million, respectively.

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

As of June 30, 2026 and December 31, 2025, the Company had $0.0 million of deferred tax assets.

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

The CODM reviews consolidated operating results, primarily focusing on revenue, operating income (loss), and key expense categories to assess performance and make strategic decisions. The single reportable segment derives its revenue as described above, primarily from Angel Guild revenue, theatrical release revenue, content licensing, merchandise revenue and other revenue. Segment profit or loss is measured consistently with the consolidated operating income (loss) presented in the condensed consolidated statements of operations.

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

Guarantees of Third-Party Indebtedness

The Company guarantees repayment of certain third-party loans made to independent film production companies. At the inception of each guarantee, the Company recognizes a guarantee liability measured at fair value in accordance with ASC 460, Guarantees, using a probability-weighted present value of expected cash outflows (Level 3 under ASC 820, Fair Value Measurement). The offsetting debit is recorded in other long-term assets, representing the expected economic recovery through revenue generated from the distribution of the film (“Producer Royalty Rights”). The guarantee liability and other long-term assets are reduced pro-rata as Producer Royalty Rights are applied to the outstanding loan balance over the guarantee term, with no income statement impact as long as full recovery is projected. If a shortfall becomes probable and estimable, the Company recognizes guarantee expense for the net unrecoverable amount, writes off the other long-term assets, and recognizes a royalty recoverable asset for the estimated post-term royalty recovery under ASC 926-20. See Note 5, Commitments and Contingencies, for further information.

Minimum Royalty Guarantees

The Company enters into agreements with certain filmmakers that guarantee minimum royalty payments over a specified term, regardless of the box office, streaming, or other performance of the underlying content (“Minimum Royalty Guarantees”). Unlike Guarantees of Third-Party Indebtedness discussed above, Minimum Royalty Guarantees do not involve a guarantee of a third party's indebtedness and are not accounted for under ASC 460. The Company recognizes royalty expense and a corresponding liability as royalties are earned under the applicable royalty formula, with cash payments reducing the liability. If the Company determines that royalties expected to be earned over the guarantee term will not be sufficient to satisfy the guaranteed minimum, the Company recognizes the estimated shortfall as expense, with a corresponding liability, in the period the shortfall becomes probable and estimable. See Note 5, Commitments and Contingencies, for further information regarding amounts outstanding under these arrangements.

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

ASU 2024-03

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which improves the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company will review the guidance in ASU 2024-03 and will adopt disclosures as applicable in the fiscal year ended December 31, 2027.

Recently Adopted Accounting Pronouncements

ASU 2025-06

In September 2025, the FASB issued ASU 2025-06, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The ASU makes targeted improvements to ASC 350-40 but does not fully align the framework for accounting for internally developed software costs that are subject to ASC 350-40 with the framework applied to software to be sold or marketed externally that is subject to ASC 985-20. The ASU also does not amend the guidance on costs of software licenses that are within the scope of ASC 985-20. The amendments supersede the guidance on Web site development costs in ASC 350-50 and relocate that guidance, along with the recognition requirements for development costs specific to Web sites, to ASC 350-40. This ASU becomes effective for annual periods beginning in 2028, including interim periods, with early adoption permitted. The Company has adopted this standard with its annual period beginning on January 1, 2025 and applied it retrospectively. The adoption of this standard required the capitalization of software costs not previously capitalized under the old standard; therefore, it required an adjustment to the Company’s opening accumulated deficit balance as of January 1, 2025 to recognize the cumulative effect of initially applying the change in accounting principle to previous periods. The adjustment subsequently made was a decrease in the accumulated deficit for the year ended December 31, 2024 of $12.9 million. An adjustment to decrease the Company’s net loss was required for the three and six months ended June 30, 2025 of $0.1 million and $0.2 million, respectively. The per-share impact for the three and six months ended June 30, 2025 was $0.00 for both basic and diluted Net Loss per common share.

2.	Recapitalization

As discussed in Note 1, following the closing of the Business Combination, Angel Legacy was deemed the accounting acquirer and the transaction was accounted for as a reverse recapitalization.

Transaction Proceeds

Upon the closing of the Business Combination, the Company received no gross proceeds. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statement of changes in stockholders’ equity for the period ended September 30, 2025, the interim period in which the Business Combination occurred:

Cash-trust and cash, net of redemptions	$-
Add: other assets	-
Less: accounts payable and accrued expenses	(10,261,623)
Reverse recapitalization, net	$(10,261,623)

In connection with the Business Combination, the Company incurred $4.9 million in one-time direct and incremental transaction costs, consisting of legal and other professional fees, recorded in general and administration expenses.

The number of shares of common stock immediately following the consummation of the Business Combination were:

Southport common stock, outstanding prior to Business Combination	6,937,923
Angel Legacy Shares, converted	160,673,772
Shares issued to Angel Legacy convertible noteholders	973,002
Common stock immediately after the Business Combination	168,584,697
3.

3.	Digital Assets

The table below summarizes the digital assets shown on the Company’s condensed consolidated balance sheets as of:

	June 30, 2026	December 31, 2025
Digital assets held:
Approximate number of bitcoin held	303.1	303.1
Digital asset cost basis	$19,617,187	$19,617,187
Digital asset carrying value	$17,747,262	$26,527,560

The cost basis is determined using the first-in, first-out methodology. The following table summarizes the Company’s digital asset purchases, dispositions, and gains (losses) on digital assets as calculated for the periods indicated:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Approximate number of bitcoin acquired	—	—	—	0.01
Approximate number of bitcoin dispensed	—	—	—	(1.1)
Digital asset additions	$—	$—	$—	$—
Digital asset dispositions	$—	$—	$—	$99,118
Unrealized gains (losses), net	$(2,935,243)	$7,452,328	$(8,780,298)	$4,153,223
4.

4.Debt

Notes Payable

The following table summarizes the Company’s debt facilities as of June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026	December 31, 2025
Type of Facility or Arrangement	Principal Value	Principal Value	Original Principal Amount	Interest Rate		Repayment Terms
May 2024 P&A loans	$2.0	$2.0	$3.0	10.0*	%	For detailed terms, see (1)
May 2025 convertible note	6.0	5.5	5.0	15.0		For detailed terms, see (2)
September 2025 note with warrants	40.0	40.0	40.0	13.5		For detailed terms, see (2)
February 2026 note with warrants	20.0	—	20.0	13.5		For detailed terms, see (2)
Revolving P&A loans (See Note 7, Related-Party Transactions)	10.0	53.5		10.0 - 15.0*		For detailed terms, see (3)
Total	78.0	101.0
Less: discounts and issuance costs, net of amortization	(3.6)	(3.8)
Total notes payable balance	$74.4	$97.2

*The interest rates for these loans are calculated as simple interest, where the amount of interest is a fixed amount of the principal.

(1)	The maturity date is dependent on the timing of cash collections from theatrical sales, licensing revenue, merchandise sales and other revenue. The balance is expected to be fully paid within the next twelve months.
(2)	See the Notes with convertible features and/or warrants section below.
(3)	The current notes mature in September 2026.

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

September 2025 note with warrants

In September 2025, the Company entered into a loan and security agreement with certain lenders, which provides for up to a $100.0 million term loan with a delayed draw feature, which is composed of four committed tranches: (i) the first tranche in an aggregate principal amount of $40.0 million, which was funded on the closing date; (ii) the second tranche in an aggregate principal amount equal to $20.0 million, which was drawn in February 2026, and is discussed below in the February 2026 note with warrants section; (iii) the third tranche in an aggregate principal amount equal to $20.0 million, which may be drawn on or prior to December 31, 2026 and (iv) the fourth tranche in an aggregate principal amount equal to $20.0 million, which may be drawn on or prior to June 30, 2027. The availability of each tranche will be subject to achievement by the Company of certain conditions, including, without limitation, achievement of a specified minimum annualized recurring revenue and receipt of a minimum of net cash proceeds from the sale or issuance of equity. Borrowings under the credit facility were used to pay off certain of the Company’s existing indebtedness, as well as for general working capital purposes and business operations.

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

The credit facility contains representations, warranties and covenants that are typical for these types of facilities. These covenants include restrictions on mergers or sales of assets and secured debt borrowings, subject to exceptions and limitations. The credit facility also requires the Company to maintain a minimum liquidity level and contains events of default applicable to the Company that are customary for agreements of this type. In connection with the credit facility, the Company issued each lender thereunder a warrant to purchase an aggregate amount of 1,462,682 shares of the Company’s Class A Common Stock with an exercise price per share of $7.29. The warrants vest and become exercisable in proportion to and in conjunction with the advancement of each tranche under the credit facility. The warrants will expire on September 11, 2030. The Company also granted the lenders rights to participate in future issuances of the Company’s capital stock. As part of the initial draw, the lenders received warrants to purchase 585,072 shares of the Company’s Class A Common Stock with an exercise price of $7.29 per share. A discount of $2.3 million was recorded for the warrant, as allocated based on the relative fair values of the elements of the note and warrant. This portion of the debt discount was recorded as paid-in capital. An additional $0.4 million was booked as a debt discount for commitment fees paid to the lender, and $0.3 million was booked as debt issuance costs for legal and other fees paid to third parties. Due to the total fair value of the note, including the warrant, being greater than the principal amount of the note, the effective interest rate is greater than the coupon rate and is approximately 16.3%.

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

The following table summarizes further details of the outstanding notes with convertible features and/or warrants as of June 30, 2026:

Notes	Issuance Date	Maturity Date	Principal Amount	Coupon Interest Rate
May 2025 convertible note	May 2, 2025	May 1, 2027	$5,000,000	15.00%
September 2025 note with warrants	September 8, 2025	October 1, 2030	40,000,000	13.50
February 2026 note with warrants	February 17, 2026	October 1, 2030	20,000,000	13.50

Components and Fair Value of the Convertible Notes

The convertible note consisted of the following components as of June 30, 2026 and December 31, 2025. The principal shown in the table below consists of the principal amount of the note as well as the interest (which is paid-in-kind each month):

	June 30, 2026
	Outstanding Principal Amount	Less: Discounts, Net of Amortization	Net Carrying Amount	Fair Value (1)
May 2025 convertible note	$5,950,172	$723,988	$5,226,184	$7,777,778

	December 31, 2025
	Outstanding Principal Amount	Less: Discounts, Net of Amortization	Net Carrying Amount	Fair Value (1)
May 2025 convertible note	$5,526,167	$1,038,455	$4,487,712	$6,996,218

(1)	The estimated fair value of the convertible note is determined using a market-based discount rate reflective of the Company’s credit risk and current market conditions for similar instruments (Level 3 input within the fair value hierarchy established under ASC 820).

Interest Expense of the Convertible Notes

The following table summarizes interest expenses related to the convertible notes for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Contractual Interest Expense	Amortization of Debt Discount	Total	Contractual Interest Expense	Amortization of Debt Discount	Total
May 2025 convertible note	$217,085	$166,206	$383,291	$424,005	$314,466	$738,471

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Contractual Interest Expense	Amortization of Debt Discount	Total	Contractual Interest Expense	Amortization of Debt Discount	Total
May 2025 convertible note	$125,781	$65,016	$190,797	$125,781	$65,016	$190,797

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

The Company assesses whether there is a reasonable possibility that a loss, or additional losses beyond those already accrued, may be incurred (“Material Loss”). If there is a reasonable possibility that a Material Loss may be incurred, the Company discloses an estimate or range of the amount of loss, either individually or in the aggregate, or discloses that an estimate of loss cannot be made. If a Material Loss occurs due to an unfavorable outcome in any legal matter, this may have an adverse effect on the consolidated financial position, results of operations, and liquidity of the Company. The Company records a provision for each liability when determined to be probable, and the amount of the loss may be reasonably estimated. These provisions are reviewed quarterly and adjusted as additional information becomes available. Management, after consultation with legal counsel, believes that the outcome of these proceedings will not have a material impact on the Company’s consolidated financial position, results from operations or liquidity. The actual amounts from the resolution of these matters could vary from management’s estimate.

Disney Litigation and the Preliminary Injunction

On December 12, 2016, the U.S. District Court for the Central District of California granted a preliminary injunction against the Company (formerly VidAngel) for copyright infringement and Digital Millennium Copyright Act (“DMCA”) violations involving works from Disney Enterprises, Inc., Lucasfilm Ltd., Twentieth Century Fox Film Corporation, Warner Bros. Entertainment, Inc., and their subsidiaries. The plaintiffs alleged that the Company unlawfully decrypted and infringed 819 titles. In 2019, the court granted the Plaintiffs’ motion for partial summary judgment on liability, and a jury trial resulted in a $62.4 million award, including $61.4 million for willful copyright infringement ($75,000 per title) and $1.0 million for DMCA violations ($1.3 thousand per title). A judgment was entered in September 2019, with plaintiffs also seeking costs and attorneys' fees.

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

The foregoing summary of certain provisions of the Reorganization Plan and related settlement agreement is not complete and are subject to and qualified in their entirety by reference to the Reorganization Plan and Disney Settlement Agreement, copies of which can be found in the Angel Legacy Report on Form 1-U filed on September 15, 2020, under “Item 2.1, Exhibits,” and the terms of which are incorporated by reference herein.

Mergers and Acquisitions

In May 2025, the Company agreed to purchase the IP for Sketch from Wonder Project Inc. for $6.0 million in cash; $2.0 million each is to be paid on or before May 31, 2025, June 30, 2025, and July 31, 2025. As of July 31, 2025, the final payment has been made and the purchase is complete. With this purchase, Angel Studios now controls the rights, title, and interest in the film, including any subsequent productions.

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

On November 14, 2025, the Company entered into an agreement and plan of merger (as amended and restated on June 29, 2026, the “TCP Merger Agreement”) pursuant to which the Company will acquire directly or indirectly all of the equity interests of Toothy Cow Productions, LLC (“TCP”), which owns the rights to the Wingfeather Saga series. Under the terms of the TCP Merger Agreement, if the merger is completed, at the effective time of the merger, the following consideration will be payable: at the effective time of the merger, all of the issued and outstanding TCP Units will be cancelled and extinguished and converted automatically into the right to receive a portion of the TCP Aggregate Stock Consideration equal to the TCP Aggregate Stock Consideration multiplied by such TCP Unitholder’s TCP Adjusted Percentage Interest at the effective time of the merger. All capitalized terms used in this paragraph are used as defined in the TCP Merger Agreement, which is referenced as an exhibit to this Form 10-Q. In connection with the pending acquisition and pursuant to rights established under the existing distribution agreement, the Company has committed to fund the production of additional seasons of The Wingfeather Saga (the "Wingfeather Production Funding"). The Company has determined that the Wingfeather Production Funding constitutes a transaction separate from the acquisition and is accounted for independently under applicable GAAP. Accordingly, production costs funded by the Company are capitalized as content costs. As of June 30, 2026, the Company has capitalized approximately $3.3 million of production costs related to The Wingfeather Saga, which are presented as Long-Term Assets on the condensed consolidated balance sheets. The Company is contractually obligated to complete the TCP Merger before October 31, 2026, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions. As of the date of this Form 10-Q, the TCP Merger has not closed.

On November 14, 2025, the Company entered into an agreement and plan of merger (as amended and restated on June 29, 2026, the “TTS Merger Agreement”) pursuant to which the Company will acquire directly or indirectly all of the equity interests of Tuttle Twins Show, LLC (“TTS”), which owns the rights to the Tuttle Twins series. Under the terms of the TTS Merger Agreement, if the merger is completed, at the effective time of the merger, the following consideration will be payable: at the effective time of the merger, all of the issued and outstanding TTS Units will be cancelled and extinguished and converted automatically into the right to receive the TTS Merger Consideration, consisting of, as applicable, (a) for TTS Investors, an amount per TTS Investor Unit in cash equal to the TTS Investor Per Unit Cash Consideration and a number of shares of the Company’s Class A Common Stock per TTS Investor Unit equal to the TTS Investor Per Unit Stock Consideration and (b) for TTS Key Operators, a number of shares of Company Class A Common Stock per TTS Key Operator Unit equal to the TTS Key Operator Per Unit Stock Consideration. All capitalized terms used in this paragraph are used as defined in the TTS Merger Agreement, which is referenced as an exhibit to this Form 10-Q. In connection with the pending acquisition and pursuant to rights established under the existing distribution agreement, the Company has committed to fund the production of additional seasons of The Tuttle Twins Show (the "Tuttle Twins Production Funding"). The Company has determined that the Tuttle Twins Production Funding constitutes a transaction separate from the acquisition and is accounted for independently under applicable GAAP. Accordingly, production costs funded by the Company are capitalized as content costs. As of June 30, 2026, the Company has capitalized approximately $3.1 million of production costs related to The Tuttle Twins show, which are presented as Long-Term Assets on the condensed consolidated balance sheet. The Company is contractually obligated to complete the TTS Merger before October 31, 2026, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions. As of the date of this Form 10-Q, the TTS Merger has not closed.

Guarantees of Third-Party Indebtedness

The Company guarantees repayment of certain third-party loans made to independent film production companies. The Company acts as the film distributor and collection account manager, remitting the royalties from the distribution of the film, the Producer Royalty Rights, directly to lender as the primary source of loan repayment during the loan term. If the Producer Royalty Rights remitted over the guaranteed term are insufficient to repay the loan in full and the film production company is unable to cover the balance of the loan,  the Company is obligated to fund the remaining balance to the lender under a contractual payment undertaking (the "Angel Backstop"). The Angel Backstop is an unconditional and irrevocable guarantee of the Borrower's loan repayment obligation.

The Angel Backstop is recognized as a guarantee liability at a Day 1 fair value in accordance with ASC 460, Guarantees, using the probability-weighted present value methodology described in Note 1. The offsetting debit was recorded as a deferred guarantee cost, presented within other long-term assets on the condensed consolidated balance sheet, representing the expected economic recovery of the guarantee obligation through Producer Royalty Rights. After initial recognition, the guarantee liability and deferred guarantee cost are reduced pro-rata as Producer Royalty Rights are applied to the outstanding loan balance.

The following table presents information about the Angel Backstop as of June 30, 2026:

June 30, 2026
Outstanding loan balance guaranteed (undiscounted)	$6,465,720
Maximum potential undiscounted future payments (1)	6,465,720
Angel Backstop liability (carrying value) (2)	283,848
Deferred Guarantee Cost (carrying value) (2)	283,848

(1)	Represents the full outstanding loan balance as of the balance sheet date, which is the maximum amount the Company could be required to fund to the lender assuming no Producer Royalty Rights are received over the remainder of the guarantee term. Presented gross and undiscounted and has not been reduced by projected royalty recoveries. No collateral is held by the Company in connection with the Angel Backstop.
(2)	The Angel Backstop liability represents the unamortized Day 1 fair value of the Company's stand-ready guarantee obligation, measured at inception under ASC 460 and subsequently reduced pro-rata as Producer Royalty Rights are applied to the outstanding loan balance. The Deferred Guarantee Cost is the corresponding asset, carried within other long-term assets on the condensed consolidated balance sheet, and is reduced in tandem with the liability.

The Company assesses the probability of being required to make payments under the Angel Backstop based on current projections of film revenue performance relative to the outstanding loan balance. As of June 30, 2026, the Company has assessed the payment risk as low.

In the event the Company is required to make a payment under the Angel Backstop, it retains the contractual right to receive post-term Producer Royalty Rights from the Borrower to the extent earned in subsequent periods, representing a potential recovery of amounts funded. No collateral is held by the Company in connection with this guarantee.

Minimum Royalty Guarantees

The Company has entered into agreements with filmmakers that guarantee minimum royalty payments over specified periods, generally not expected to result in a shortfall given anticipated royalties. The Company recognizes royalty expense and a corresponding liability as royalties are earned, with cash payments reducing the liability. As of June 30, 2026, the remaining unrecognized commitments under these agreements are as follows:

Year Ending December 31,
Remainder of 2026	$3,000,000
2027	4,862,042
2028	40,551,841
2029	—
2030	—
Thereafter	5,958,891
Total	$54,372,774

During the three and six months ended June 30, 2026, royalties earned and credited against these guarantees reduced the aggregate remaining commitment by $17.0 million and $23.6 million.

With respect to the Company's minimum royalty guarantee arrangements, the Company has determined that a shortfall between royalties expected to be earned and the guaranteed minimums is reasonably possible, based on box office, licensing deals, and streaming performance of certain films relative to the original projections. The Company continues to project that royalties earned over the remaining terms of these arrangements will be sufficient to satisfy the guaranteed minimum, and no shortfall has been deemed probable as of June 30, 2026. Given the various stages of the distribution windows and in some cases limited performance data to date, the Company is unable to reasonably estimate the amount of any potential shortfall at this time. The Company will continue to monitor the performance of the underlying content and will record a liability for each estimated shortfall in the period in which it becomes probable and reasonably estimable.

6.Common Stock

The Company has authorized Common Stock consisting of 700,000,000 shares, par value $0.0001 per share, of which 500,000,000 shares have been designated as Class A Common Stock and 200,000,000 have been designated as Class B Common Stock. The Company has also authorized preferred stock consisting of 1,000,000 shares, par value $0.0001 per share. Each outstanding share of Class A Common Stock is entitled to one vote and each outstanding share of Class B Common Stock is entitled to ten votes.

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

In September 2025, the Company entered into two notes and warrant purchase agreements with unaffiliated third parties, providing for the private placement of notes with a total principal balance of $40.0 million and warrants to purchase 1,462,682 shares of the Company’s Class A Common Stock with an exercise price per share of $7.29. As part of the initial draw, the lenders received warrants to purchase 585,072 shares of the Company’s Class A Common Stock. The second draw was taken by the Company in February 2026, from which the lenders received warrants to purchase 292,537 shares of the Company’s Class A Common Stock. See Note 4, Debt for additional details.

The Company determined that the outstanding warrants meet the criteria for equity classification. Therefore, the warrants are recorded as a component of additional paid-in capital on the condensed consolidated statements of stockholders’ equity at the time of issuance. The fair value of the warrants was estimated using the Black-Scholes option pricing model at the time of issuance and will not be remeasured throughout their life, pursuant to ASC 815-40.

For more information regarding the note and warrant purchase agreements, refer to Note 4, Debt.

Common Stock Offering

In April 2026, the Company entered into an underwriting agreement with an unaffiliated third party for the issuance and sale of 16,445,000 shares of its Class A Common Stock at a price to the public of $2.10 per share. The Company received net proceeds of approximately $32.5 million, after underwriting discounts, commissions, and estimated offering expenses.

Loss per Share

The following table represents the Company’s loss per share for the three and six months ended June 30, 2026 and 2025:

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to controlling interests	$(23,793,082)	$(15,769,536)	$(37,597,602)	$(53,073,460)

Denominator:
Weighted average basic shares outstanding	184,235,772	149,429,535	176,847,037	147,537,072
Effect of dilutive shares	—	—	—	—
Weighted average diluted shares	184,235,772	149,429,535	176,847,037	147,537,072

Basic loss per share	$(0.129)	$(0.106)	$(0.213)	$(0.360)
Diluted loss per share	$(0.129)	$(0.106)	$(0.213)	$(0.360)

Basic loss per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is calculated similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the common shares were dilutive. All potential common shares were anti-dilutive as a result of the Company’s net losses during the three and six months ended June 30, 2026 and 2025.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share as their inclusion would be anti-dilutive, for three and six months ended June 30, 2026 and 2025:

	Three and Six Months Ended June 30,
	2026	2025
Stock options to purchase common stock	30,161,784	30,874,499
Unvested restricted stock awards	3,529,215	—
Convertible securities to acquire common stock	970,664	837,160
Warrants to purchase common stock	1,040,931	163,322
Total outstanding potentially dilutive securities	35,702,594	31,874,981

7.Related-Party Transactions

The Company has a marketing services contract with an entity owned by one or more of the Company’s directors, officers, and stockholders. During the three months ended June 30, 2026 and 2025, the Company incurred expenses of $0.1 million and $0.2 million, respectively, to the related party for marketing services. During the six months ended June 30, 2026 and 2025, the Company incurred expenses of $0.3 million and $0.3 million, respectively, to the related party for marketing services.

In February 2024, the Company entered into a revolving P&A loan agreement with Angel P&A, LLC, a Delaware limited liability company (“Angel P&A”) that is 100.0% owned by one or more of the Company’s directors, officers, and stockholders. Angel P&A was set up for the specific purpose of raising P&A funds for the Company to use for upcoming theatrical releases, in exchange for revenue participation rights of the films. The revenue participation rights allow Angel P&A the right to receive an amount not to exceed 115.0% (initial investment plus a 10.0% to 15.0% return) of their invested amount. Angel P&A has priority on the cash receipts to the Company of the particular film they invested in and shall be paid in full before any other claims, with the exception of money raised under Regulation A of Section 3(b) of the Securities Act, for P&A (if any) which would take first priority, from the film are paid. When Angel P&A receives the repayment on these notes, the interest portion is distributed to the institutional investors and the original investment can either remain at Angel P&A for additional P&A loans needed by the Company or be returned to the institutional investors until the Company has further need of the funds. The commitment period between Angel P&A and the Company, and between Angel P&A and the investors, lasts through February 2027. Angel P&A has no employees and is not anticipated to incur any operating expenses. The maturity on the loans is typically due between 80 – 120 days from the individual draw. As of June 30, 2026 and December 31, 2025, the total outstanding balance of revolving P&A loans was $10.0 million and $53.5 million, respectively.

In May 2025, the Company entered into a note and warrant purchase agreement with an unaffiliated third party, providing for the private placement of a subordinated convertible promissory note. In September 2025, Steve Sarowitz, who is the controlling person of this unaffiliated third party, became a member of the Company’s board of directors. See Note 4, Debt for additional details.

On October 22, 2025, Benton Crane joined the Company’s Board of Directors. Mr. Crane is an executive producer and board member at Black Autumn Show, Inc., the creator of the Homestead film and television series, and Tuttle Twins Show LLC. The Company has a distribution agreement with the Homestead film and series resulting in payments of $6.5 million during the year ended December 31, 2025, and payments of $6.0 million during the six months ended June 30, 2026. Total payments, including royalties paid, to The Tuttle Twins Show LLC, during the year ended December 31, 2025 and the six months ended June 30, 2026, were $3.9 million and $2.5 million, respectively. See Note 5, Commitments and Contingencies, for more information.

8.Subsequent Events

Subsequent events have been evaluated through August 4, 2026, which is the date the condensed consolidated financial statements were issued.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. The forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties, which are more fully described in the “Risk Factors” section of the Company’s Annual Report on Form 10-K filed on March 12, 2026, include but are not limited to the following risks, uncertainties and other factors:

●	the Company’s ability to achieve and maintain profitability in the future;

●	the Company’s ability to successfully monetize projects;

●	the Company’s success in retaining or recruiting its officers, key employees or directors;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with the Company’s business;

●	the Company’s ability to attract and maintain an adequate customer base;

●	the Company’s ability to create and distribute content that is popular with consumers and affiliates;

●	the Company’s reliance on a number of partners to make its service available on their devices;

●	the Company’s ability to continue to develop and enhance its existing technology;

●	any significant disruption in or unauthorized access to the Company’s computer systems or those of third parties that the Company utilizes in its operations, including those relating to cybersecurity or arising from cyber-attacks;

●	the Company’s ability to successfully, or profitably, compete with current and new competitors;

●	the Company’s ability to consummate any interim financing, and the ability of the Company to raise additional capital, if necessary;

●	the Company’s ability to successfully defend litigation or investigations;

●	the ability to maintain the listing of the Company’s Common Stock on the NYSE;

●	the possibility that the Company may be adversely affected by other economic, business, and/or competitive factors;

●	changes in applicable laws or regulations;

●	geopolitical events and general economic conditions;

●	the Company’s ability to complete the mergers described herein on the terms of the respective merger agreements and the ability to realize the synergies and other perceived advantages resulting from the mergers;

●	the Company’s ability to obtain required regulatory approvals; and

●	other risks and uncertainties set forth in the section entitled “Risk Factors” in this Quarterly Report.

The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a values-based media distribution company that uses technology to empower a vibrant and growing community to replace the Hollywood gatekeeper system and champion stories that amplify light for mainstream audiences.

Our community, known as the Angel Guild, is at the heart of this mission.

1) The Angel Guild votes to select film and TV shows.

2) The Angel Guild rallies in theaters to support film releases.

3) The Angel Guild funds future films and TV shows with their membership.

As of June 30, 2026, through the Angel Guild, approximately 2.61 million paying members help decide what film and TV projects we will market and distribute.

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

Bitcoin Treasury Strategy:  Seeking to Empower the Angel Guild for Generations

As of June 30, 2026, we held an aggregate of approximately 303.1 bitcoin. This equates to 1.6252 bitcoin per million shares of our Common Stock. We plan to continue to acquire and hold bitcoin as a strategic treasury asset as an adjunct to our core film and TV distribution business. The continued implementation of our bitcoin treasury strategy aims to support our mission-driven approach of funding the world’s best filmmakers in producing stories that amplify light for generations to come. The overall strategy contemplates that we may (i) enter into capital raising transactions that are collateralized by our bitcoin holdings, (ii) consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings and (iii) periodically sell bitcoin for general corporate purposes, including to generate cash to meet our operating requirements.

Financings and Recent Developments

Common Stock Offering – April 2026

In April 2026, the Company entered into an underwriting agreement with an unaffiliated third party for the issuance and sale of 16,445,000 shares of its Class A Common Stock at a price to the public of $2.10 per share. The Company received net proceeds of approximately $32.5 million, after underwriting discounts, commissions, and estimated offering expenses.

Regulation A Offerings

From time to time, we conduct offerings under Regulation A of the Securities Act, the proceeds of which we use for working capital and other general corporate purposes.

In September 2025, we sold an aggregate of 6,688,077 shares of our Class A Common Stock, pursuant to an offering under Regulation A. The price of the Class A Common Stock was $8.23 per share, and the Regulation A Offering generated gross proceeds of approximately $55.0 million. We used the proceeds from the Regulation A Offering to manage our business and provide working capital for our operations, as well as expenses relating to salaries and other compensation to our officers and employees.

At the Market Offering

On December 5, 2025, we entered into an equity distribution agreement (the “Equity Distribution Agreement”), dated as of December 5, 2025, with Oppenheimer & Co. Inc., TCBI Securities, Inc., doing business as Texas Capital Securities, Maxim Group LLC and Roth Capital Partners, LLC (each, a “Sales Agent,” and together, the “Sales Agents”), providing for the offer and sale to or through the Sales Agents, from time to time, shares of our Class A Common Stock, par value $0.0001 per share, having an aggregate offering price of up to $150,000,000. During the year ended December 31, 2025, we sold an aggregate of 196,348 shares of our Class A Common Stock, generating gross proceeds of $1.0 million. During the six months ended June 30, 2026, we sold no shares of our Class A Common Stock from the equity distribution agreement.

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

In connection with the credit facility, we issued each lender thereunder a warrant to purchase an aggregate amount of 1,462,682 shares of our Class A Common Stock with an exercise price per share of $7.29. The warrants vest and become exercisable in proportion to and in conjunction with the advancement of each tranche under the credit facility. The warrants will expire on September 11, 2030. As part of the initial draw, the lenders received warrants to purchase 585,072 shares of the Company’s Class A Common Stock. As part of the second tranche draw, the lenders received warrants to purchase 292,537 shares of the Company’s Class A Common Stock.

Homestead Merger

On November 14, 2025, we entered into an Agreement and Plan of Merger (“Homestead Merger Agreement”), by and among the Company, Angel Black Autumn Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, Black Autumn Show, Inc., a Delaware corporation (“Black Autumn”) and the Stockholder Representative (as defined in the Homestead Merger Agreement), pursuant to which we will acquire directly or indirectly all of the equity interests of Black Autumn, which owns the rights to the Homestead movie and series. Under the terms of the Homestead Merger Agreement, if the merger is completed, at the effective time of the merger, the following consideration will be payable: at the effective time, each holder of issued and outstanding shares of Black Autumn Stock will be entitled to receive (a) that number of shares of our Class A Common Stock equal to (i)(A) the Homestead Per Share Merger Consideration multiplied by (B) the number of shares of Homestead Stock held by such holder as of immediately prior to the Effective Time, divided by (ii) $6.13, plus (b) such holder’s Homestead Pro Rata Share of the Homestead Royalty Shares. All capitalized terms used in this paragraph are used as defined in the Homestead Merger Agreement. See further discussion of related party in Note 7 to the condensed consolidated financial statements.

Toothy Cow Productions Merger

On November 14, 2025, we entered into an Agreement and Plan of Merger (as amended and restated on June 29, 2026, the “TCP Merger Agreement”), by and among Angel TCP Merger Sub, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company, Toothy Cow Productions, LLC, a Tennessee limited liability company (“TCP”), and the unitholder representative, pursuant to which we will acquire directly or indirectly all of the equity interests of TCP, which owns the rights to the Wingfeather Saga series. Under the terms of the TCP Merger Agreement, if the merger is completed, at the effective time of the merger, the following consideration will be payable: at the effective time, all of the issued and outstanding TCP Units will be cancelled and extinguished and converted automatically into the right to receive a portion of the TCP Aggregate Stock Consideration equal to the TCP Aggregate Stock Consideration multiplied by such TCP Unitholder’s TCP Adjusted Percentage Interest at the effective time of the merger. All capitalized terms used in this paragraph are used as defined in the TCP Merger Agreement. In connection with the pending acquisition and pursuant to rights established under the existing distribution agreement, the Company has committed to fund the production of additional seasons of The Wingfeather Saga (the "Wingfeather Production Funding"). The Company is contractually obligated to complete the TCP Merger before October 31, 2026, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions. As of the date of this Form 10-Q, the TCP Merger has not closed.

Tuttle Twins Show Merger

On November 14, 2025, we entered into an agreement and plan of merger (as amended and restated on June 29, 2026, the “TTS Merger Agreement”) pursuant to which we will acquire directly or indirectly all of the equity interests of Tuttle Twins Show, LLC (“TTS”), which owns the rights to the Tuttle Twins series. Under the terms of the TTS Merger Agreement, if the merger is completed, at the effective time of the merger, the following consideration will be payable: at the effective time of the merger, all of the issued and outstanding TTS Units will be cancelled and extinguished and converted automatically into the right to receive the TTS Merger Consideration, consisting of, as applicable, (a) for TTS Investors, an amount per TTS Investor Unit in cash equal to the TTS Investor Per Unit Cash Consideration and a number of shares of the Company’s Class A Common Stock per TTS Investor Unit equal to the TTS Investor Per Unit Stock Consideration and (b) for TTS Key Operators, a number of shares of Company Class A Common Stock per TTS Key Operator Unit equal to the TTS Key Operator Per Unit Stock Consideration. All capitalized terms used in this paragraph are used as defined in the TTS Merger Agreement. In connection with the pending acquisition and pursuant to rights established under the existing distribution agreement, the Company has committed to fund the production of additional seasons of The Tuttle Twins Show (the "Tuttle Twins Production Funding"). The Company is contractually obligated to complete the TTS Merger before October 31, 2026, subject to the receipt of regulatory approvals and the satisfaction of customary closing conditions. As of the date of this Form 10-Q, the TTS Merger has not closed.

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

P&A Subsidiaries are required to file current and periodic reports with the SEC pursuant to Rule 257(b) of Regulation A. Unlike us, P&A Subsidiaries do not have reporting obligations under Section 15(d) of the Exchange Act.

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

We present Adjusted EBITDA in this filing because we believe it assists investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our ongoing operating performance. Period-to-period comparison of Adjusted EBITDA helps our management identify additional trends in our company’s financial results that may not be shown solely by period-to-period comparison of net income/(loss). In addition, we believe that providing Adjusted EBITDA, together with a reconciliation of Adjusted EBITDA to net income/(loss), helps investors make comparisons between our company and other companies that may have different capital structures, different capitalized asset values, different forms of employee compensation and different strategic nonrecurring projects. Adjusted EBITDA has its limitations as an analytical tool because of the excluded items, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations include:

●	Adjusted EBITDA does not reflect interest expense and interest income because these items are not directly attributable to the performance of our business operations and may vary over time due to a variety of financing transactions that we have entered into or may enter into in the future.
●	Adjusted EBITDA does not reflect certain non-cash items, including depreciation and amortization, stock-based compensation expense, and the (gain)/loss on digital assets. We believe that excluding the effect of these expenses from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our company’s operating performance because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

A reconciliation between net income/(loss) and Adjusted EBITDA for the three and six months ended June 30, 2026 and 2025 is presented below:

	For the three months ended June 30,
	2026	2025
Reconciliation of net loss to non-GAAP Adjusted EBITDA
Net loss	$(23,794,026)	$(15,706,671)
Interest expense, net	2,549,512	1,334,702
Depreciation and amortization	3,083,526	2,212,851
Stock-based compensation	3,541,895	2,126,929
Net loss (gain) on digital assets	2,935,243	(7,452,328)
Adjusted EBITDA	$(11,683,850)	$(17,484,517)

	For the six months ended June 30,
	2026	2025
Reconciliation of net loss to non-GAAP Adjusted EBITDA
Net loss	$(37,550,082)	$(53,036,803)
Interest expense, net	7,873,833	1,774,166
Depreciation and amortization	6,183,955	4,439,035
Stock-based compensation	7,013,855	4,759,765
Net loss (gain) on digital assets	8,780,298	(4,153,223)
Adjusted EBITDA	$(7,698,141)	$(46,217,060)

Results of Operations

The following represents our performance highlights for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025:

	For the three months ended June 30,		Change
	2026	2025	2026 vs. 2025
Revenues	$111,705,930	$87,641,416	$24,064,514	27%
Cost of revenues	51,749,499	27,286,383	24,463,116	90%
Selling and marketing	61,141,780	61,510,343	(368,563)	(1)%
General and administrative	12,408,923	9,838,725	2,570,198	26%
Research and development	4,000,891	3,644,278	356,613	10%
Legal expense	916,221	6,685,984	(5,769,763)	(86)%
Operating loss	(18,511,384)	(21,324,297)	2,812,913	13%
Net gain (loss) on digital assets	(2,935,243)	7,452,328	(10,387,571)	(139)%
Interest expense	(3,094,406)	(2,742,902)	(351,504)	(13)%
Interest income	544,894	1,408,200	(863,306)	(61)%
Other income (expense)	202,113	(500,000)	702,113	140%
Loss before income tax benefit	(23,794,026)	(15,706,671)	(8,087,355)	(51)%
Income tax benefit	—	—	—	—%
Net loss	$(23,794,026)	$(15,706,671)	$(8,087,355)	(51)%

Revenues

The following represents our revenue by type for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025:

	For the three months ended June 30,		Change
	2026	2025	2026 vs. 2025
Angel Guild	$90,720,582	$46,803,621	$43,916,961	94%
Theatrical	2,795,742	32,579,632	(29,783,890)	(91)%
Content licensing	15,096,293	6,565,573	8,530,720	130%
Merchandise	2,442,633	1,126,830	1,315,803	117%

Other	650,680	565,760	84,920	15%
Total Revenue	$111,705,930	$87,641,416	$24,064,514	27%

During the three months ended June 30, 2026, compared to the three months ended June 30, 2025, the increase in revenues was largely due to: 1) an increase in Angel Guild revenue by $43.9 million as a result of increased Angel Guild members from 1.31 million to 2.61 million from June 30, 2025 to June 30, 2026, 2) an increase in content licensing revenue, which increased by $8.5 million as a result of larger licensing deals being entered into from our 2026 theatrical releases, compared to smaller deals in the prior year period, and 3) an increase in merchandise revenue of $1.3 million largely due to DVD sales in Q2 2026. This increase was partially offset by a decrease in theatrical revenue of $29.8 million largely due to the release of two larger releases in Q2 2025, as compared to a single smaller release in Q2 2026.

Cost of Revenues

The following represents our cost of revenues by type for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025:

	For the three months ended June 30,		Change
	2026	2025	2026 vs. 2025
Angel Guild	$11,327,496	$9,509,049	$1,818,447	19%
Theatrical	1,035,250	2,233,525	(1,198,275)	(54)%
Royalties	35,200,769	11,196,058	24,004,711	214%
Other	4,185,984	4,347,751	(161,767)	(4)%
Total Cost of Revenues	$51,749,499	$27,286,383	$24,463,116	90%

During the three months ended June 30, 2026, cost of revenues was $51.7 million compared to $27.3 million in the same quarter in the prior year. The increase in Angel Guild cost of revenues by $1.8 million was largely a result of increased memberships and the transaction fees of $3.5 million related to that growth, partially offset by a decrease in the amount of free movie tickets for premium Angel Guild members for Angel theatrical releases of $2.7 million. The increase in royalties of $24.0 million was a result of royalties earned by filmmakers from higher net revenue earned from the Angel Guild. These increases were partially offset by a decrease in theatrical cost of revenues of $1.2 million as a result of reduced spending on distributing theatrical releases in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Selling and Marketing

The following represents our selling and marketing expenses by type for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025:

	For the three months ended June 30,		Change
	2026	2025	2026 vs. 2025
Angel Guild	$47,945,200	$33,517,876	$14,427,324	43%
Theatrical	10,899,152	25,117,584	(14,218,432)	(57)%
Other	2,297,428	2,874,883	(577,455)	(20)%
Total Selling and Marketing	$61,141,780	$61,510,343	$(368,563)	(1)%

During the three months ended June 30, 2026, compared to the three months ended June 30, 2025, selling and marketing expenses remained relatively consistent. The increase in Angel Guild sales and marketing expenses of $14.4 million was a result of the promotion of the Angel Guild in an effort to increase memberships. This was partially offset by a decrease in Theatrical sales and marketing expenses of $14.2 million as a result of reduced spending on promoting theatrical releases in the three-months ended June 30, 2026 as compared to June 30, 2025. As we continue to bring on additional content, drive Angel Guild memberships and promote future theatrical releases, this cost is expected to fluctuate, but overall remain high and be a significant component of our operating expenses.

Other Operating Expenses

For the three months ended June 30, 2026, higher general and administrative costs of $2.6 million were primarily related to: 1) additional employee costs of $1.2 million during 2026 related to the support staff necessary to manage the continued and expected growth of the business, and 2) additional equity issuance costs of $1.4 million during 2026 due to an increase in options and RSUs granted to employees in the last 12 months and their related fair value on the grant date.

For the three months ended June 30, 2026, research and development costs remained relatively consistent, with no large increases or decreases in personnel or software costs associated with research and development.

For the three months ended June 30, 2026, compared to the three months ended June 30, 2025, the decrease in legal expense of $5.8 million was largely a result of legal costs in the prior year from the anticipated Merger with Merger Sub with no comparable transactions in the three months ended June 30, 2026.

Other Income and Expense

The increase in the loss on digital assets of $10.4 million during the three months ended June 30, 2026 was a result of measuring our digital assets at fair value at the end of each reporting period per Accounting Standards Update (“ASU”) No. 2023-08 and the value of bitcoin decreasing during the three months ended June 30, 2026 by a greater amount as compared to the three months ended June 30, 2025.

Results of Operations

The following represents our performance highlights for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025:

	For the six months ended June 30,		Change
	2026	2025	2026 vs. 2025
Revenues	$226,810,996	$135,082,056	$91,728,940	68%
Cost of revenues	95,751,845	46,766,587	48,985,258	105%
Selling and marketing	117,738,343	112,035,657	5,702,686	5%
General and administrative	23,654,381	17,205,979	6,448,402	37%
Research and development	8,084,829	6,889,196	1,195,633	17%
Legal expense	2,759,153	7,100,497	(4,341,344)	(61)%
Operating loss	(21,177,555)	(54,915,860)	33,738,305	61%
Net gain (loss) on digital assets	(8,780,298)	4,153,223	(12,933,521)	(311)%
Interest expense	(9,127,015)	(4,307,057)	(4,819,958)	(112)%
Interest income	1,253,182	2,532,891	(1,279,709)	(51)%
Other income (expense)	281,604	(500,000)	781,604	156%
Loss before income tax benefit	(37,550,082)	(53,036,803)	15,486,721	29%
Income tax benefit	—	—	—	—%
Net loss	$(37,550,082)	$(53,036,803)	$15,486,721	29%

Revenues

The following represents our revenue by type for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025:

	For the six months ended June 30,		Change
	2026	2025	2026 vs. 2025
Angel Guild	$174,063,193	$81,501,139	$92,562,054	114%
Theatrical	20,770,747	40,307,838	(19,537,091)	(48)%
Content licensing	25,260,304	9,162,077	16,098,227	176%
Merchandise	5,575,505	2,070,674	3,504,831	169%
Other	1,141,247	2,040,328	(899,081)	(44)%
Total Revenue	$226,810,996	$135,082,056	$91,728,940	68%

During the six months ended June 30, 2026, compared to the six months ended June 30, 2025, the increase in revenues was largely due to: 1) an increase in Angel Guild revenue by $92.6 million as a result of increased Angel Guild members from 1.31 million to 2.61 million from June 30, 2025 to June 30, 2026, 2) an increase in content licensing revenue, which increased by $16.1 million as a result of larger licensing deals being entered into from our Q4 2025 and Q1 2026 theatrical releases, compared to smaller deals in the prior year period, and 3) an increase in merchandise revenue of $3.5 million largely due to increased DVD sales in 2026 as compared to the prior year period. This increase was partially offset by a decrease in Theatrical revenue by $19.5 million, largely due to the release of King of Kings in Q2 2025, as compared to smaller releases in the current period.

Cost of Revenues

The following represents our cost of revenues by type for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025:

	For the six months ended June 30,		Change
	2026	2025	2026 vs. 2025
Angel Guild	$24,893,379	$16,050,145	$8,843,234	55%
Theatrical	2,374,115	3,291,246	(917,131)	(28)%
Royalties	59,015,229	19,450,496	39,564,733	203%
Other	9,469,122	7,974,700	1,494,422	19%
Total cost of revenues	$95,751,845	$46,766,587	$48,985,258	105%

During the six months ended June 30, 2026, cost of revenues was $95.8 million compared to $46.8 million for the six months ended June 30, 2025. The increase in Angel Guild cost of revenues by $8.8 million was largely a result of increased memberships and the transaction fees of $8.3 million related to that growth. The increase in royalties of $39.6 million was a result of royalties earned by filmmakers from higher net revenue earned from the Angel Guild. These increases were partially offset by a decrease in Theatrical cost of revenues of $0.9 million as a result of reduced spending on distributing theatrical releases in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

Selling and Marketing

The following represents our selling and marketing expenses by type for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025:

	For the six months ended June 30,		Change
	2026	2025	2026 vs. 2025
Angel Guild	$84,413,755	$67,375,467	$17,038,288	25%
Theatrical	28,471,025	39,300,773	(10,829,748)	(28)%
Other	4,853,563	5,359,417	(505,854)	(9)%
Total selling and marketing	$117,738,343	$112,035,657	$5,702,686	5%

During the six months ended June 30, 2026, compared to the six months ended June 30, 2025, the increase in selling and marketing expenses was largely due to an increase in Angel Guild sales and marketing expenses of $17.0 million as a result of the promotion of the Angel Guild in an effort to increase memberships. This was partially offset by a decrease in theatrical sales and marketing expenses of $10.8 million as a result of reduced spending on promoting theatrical releases in the six-months ended June 30, 2026 as compared to the six months ended June 30, 2025. As we continue to bring on additional content, drive Angel Guild memberships and promote future theatrical releases, this cost is expected to fluctuate, but overall remain high and be a significant component of our operating expenses.

Other Operating Expenses

For the six months ended June 30, 2026, higher general and administrative costs of $6.4 million were primarily related to: 1) additional employee costs of $2.2 million during 2026 related to the support staff necessary to manage the continued and expected growth of the business, 2) additional equity issuance costs of $2.3 million during 2026 due to an increase in options and RSUs granted to employees in the six months ended June 30, 2026 and their related fair value on the grant date, and 3) amortization expense of $1.5 million related to a new three-year first-look agreement with a filmmaker, which provides the Company with priority rights to review and bid on the filmmaker's future projects.

For the six months ended June 30, 2026, the increase in research and development costs of $1.2 million primarily related to additional employee costs during 2026 related to the support staff necessary to manage the continued and expected growth of the business.

For the six months ended June 30, 2026, compared to the six months ended June 30, 2025, the decrease in legal expense of $4.3 million was largely a result of legal costs in the prior year from the anticipated Merger with Merger Sub, partially offset by the legal fees associated with the Homestead, Toothy Cow Productions, and Tuttle Twins Show pending acquisitions.

Other Income and Expense

The increase in the loss on digital assets of $12.9 million during the six months ended June 30, 2026 was a result of measuring our digital assets at fair value at the end of each reporting period per ASU No. 2023-08 and the value of bitcoin decreasing during the six months ended June 30, 2026 by a greater amount as compared to the six months ended June 30, 2025.

The increase in interest expense of $4.8 million is related to a higher dollar amount of P&A and other notes entered into and outstanding during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, as can be seen on our condensed consolidated statements of cash flows and condensed consolidated balance sheets.

Liquidity and Capital Resources

Operating and Capital Expenditure Requirements

	As of		Change
	June 30, 2026	December 31, 2025	2026 vs. 2025
Cash and cash equivalents	$48,036,965	$44,083,233	$3,953,732	9%
Notes payable	74,364,129	97,166,069	(22,801,940)	(23)%

Cash and cash equivalents increased by $4.0 million in the six months ended June 30, 2026, primarily due to cash provided by operating activities of $18.8 million, partially offset by cash used in investing activities of $13.8 million and cash used in financing activities of $1.1 million.

To date, we have funded a significant portion of our operations through private and public offerings of our common stock and raise of money through notes payable. As of June 30, 2026, we had cash on hand of approximately $48.0 million. Notes payable currently consists of 1) P&A notes in the amount of $12.0 million with amounts due based on timing of certain cash proceeds, but which amounts are expected to be paid within the next twelve months, 2) financing of a convertible note in the amount of $6.0 million, which will become due, if not converted into equity beforehand, by May 1, 2027, and 3) a financing facility in the amount of $100.0 million, of which $60.0 million is currently drawn as of the date of this report, with interest payable monthly and principal installments starting in November 2027 and a final maturity of October 1, 2030.

Evaluation of Going Concern

The condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern within one year from the date of issuance of these condensed consolidated financial statements. For the six months ended June 30, 2026, we incurred a net loss of approximately $37.6 million and had cash provided by operating activities of approximately $18.8 million. We have an accumulated deficit of approximately $279.1 million as of June 30, 2026. Marketing expense was our largest expense for the period ended June 30, 2026 as our intent is to increase Angel Guild memberships and support our theatrical releases. We anticipate that as we continue to grow the business, we will incur operating losses and use cash in operating activities during 2026.

We are working to increase revenues through the growth of Angel Guild memberships, our pipeline of theatrical releases during the second half of 2026 and additional streaming agreements. We have historically financed marketing activities for theatrical releases through two primary methods: 1) Regulation A offerings that are tailored to raise money for the print and advertising costs (“P&A”) for specific theatrical releases and 2) P&A loan agreements with individual and institutional investors. During the three months ended June 30, 2026, the Company did not raise any money from Regulation A offerings and received $10.0 million from P&A loans. During the year ended December 31, 2025, the Company raised $13.2 million from Regulation A offerings and received $84.0 million from P&A loans. During the six months ended June 30, 2026, the Company paid $57.6 million for the repayments of P&A loans, including interest and paid $5.9 million as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned. During the year ended December 31, 2025, the Company paid $43.5 million for the repayments of P&A loans, including interest and paid $15.8 million as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned.

Additionally, the Company has raised capital through the sale of its Common Stock, generating $104.1 million of cash during the year ended December 31, 2025. During the six months ended June 30, 2026, the Company issued Common Stock through a public offering for aggregate proceeds of $34.5 million and generated approximately $190.5 million in cash from Angel Guild paid memberships. As we continue to grow, we expect that our existing capital resources, including cash, accounts receivables, licensing receivables, recurring revenues from our membership base, the ability to draw on our existing debt facility, and the ability to sell our digital assets if necessary, will be sufficient to meet our operating requirements for at least the next twelve months. While there is no assurance of success, management remains committed to its plans to grow revenues and manage expenses.

Discussion of Operating, Investing, Financing Cash Flows

Operating Activities. Cash flows provided by (used in) operating activities for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, were as follows:

	For the six months ended June 30,
	2026	2025	Net Change
Net cash and cash equivalents provided by (used in) operating activities	$18,827,445	$(20,352,061)	$39,179,506

Cash flows provided by operating activities for the six months ended June 30, 2026 was $18.8 million compared to cash flows used in operating activities of $20.4 million for the six months ended June 30, 2025, an increase of $39.2 million. This increase was primarily attributable to 1) growth in net Angel Guild cash received, which is due to increased Guild membership, and 2) lower marketing spend as a percentage of revenue. The increase in cash is also a result of the collection of theatrical receipts related to David in the first quarter of 2026.

Investing Activities. Cash flows used in investing activities for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, were as follows:

	For the six months ended June 30,
	2026	2025	Net Change
Purchases of property and equipment	$(189,070)	$(118,942)	$(70,128)
Issuance of notes receivable	(14,684)	(974,176)	959,492
Collections of notes receivable	143,578	440,643	(297,065)
Advances to acquisition target	(8,193,364)	—	(8,193,364)
Sale of digital assets	—	99,118	(99,118)
Additions to internal-use software	(5,478,477)	(4,346,719)	(1,131,758)
Purchase of content	(207,499)	(4,274,150)	4,066,651
Investments in affiliates	—	(2,982,032)	2,982,032
Return on investments in affiliates	137,170	—	137,170
Net cash and cash equivalents used in investing activities	$(13,802,346)	$(12,156,258)	$(1,646,088)

Cash flows used in investing activities for the six months ended June 30, 2026 was $13.8 million compared to cash flows used in investing activities of $12.2 million for the six months ended June 30, 2025. The increase of cash flows used was largely due to the advances to certain acquisition targets for $8.2 million, partially offset by the decrease of the purchase of content of $4.1 million and the decrease of investment in affiliates of $3.0 million.

Financing Activities. Cash flows provided by (used in) financing activities for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, were as follows:

	For the six months ended June 30,
	2026	2025	Net Change
Repayment of notes payable	$(57,630,657)	$(24,338,861)	$(33,291,796)
Repayment of loan guarantee	—	(6,000,000)	6,000,000
Receipt of notes payable	30,000,000	48,891,000	(18,891,000)
Repayment of accrued settlement costs	—	(136,660)	136,660
Exercise of stock options	1,293,476	190,733	1,102,743
Issuance of common stock	34,534,500	38,503,670	(3,969,170)
Contribution of equity in noncontrolling interests	—	8,731,422	(8,731,422)
Redemption of equity in noncontrolling interests	(5,883,724)	(11,750,000)	5,866,276
Fees related to issuance of common stock and minority interest	(2,024,388)	(398,660)	(1,625,728)
Repurchase of common stock	(1,160,574)	(132,940)	(1,027,634)
Debt financing fees	(200,000)	(263,532)	63,532
Net cash and cash equivalents provided by (used in) financing activities	$(1,071,367)	$53,296,172	$(54,367,539)

Cash flows used in financing activities for the six months ended June 30, 2026 were $1.1 million compared to cash flows provided by financing activities of $53.3 million for the six months ended June 30, 2025. During the six months ended June 30, 2026, we raised $30.0 million in notes payable and $34.5 million through issuance of Common Stock in a public offering. This was partially offset by the repayment of $57.6 million for P&A related notes and a $5.9 million redemption paid for equity in noncontrolling interests. During the six months ended June 30, 2025, we raised $38.5 million with issuance of our common stock, $8.7 million in equity from noncontrolling interests, and $48.9 million in notes payable.  These were partially offset by the repayment of $25.5 million for P&A related notes, a $11.8 million redemption paid for equity in noncontrolling interests and a $6.0 million payment related to a loan guarantee.

Trends and Key Factors Affecting Our Performance

Angel Guild

We launched the Angel Guild in the second quarter of 2023. Since that time the Angel Guild grew to approximately 2.00 million Angel Guild members as of December 31, 2025, accounting for 65.2% of our total revenue in 2025. The Angel Guild grew to approximately 2.61 million Angel Guild members as of June 30, 2026, accounting for 76.7% of our total revenue in 2026. As of June 30, 2026, filmmakers have earned $289.6 million in cumulative royalties.

We attribute the Angel Guild growth to many factors including, but not limited to, new and exclusive content being added regularly to the Angel Guild and marketing optimization and upselling to the Angel App user base. For the six months ended June 30, 2026, the trailing twelve months average revenue per member was $13.63 per month.

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

Stock-Based Compensation

We account for stock-based compensation by measuring and recognizing as compensation expense the fair value of all share-based payment awards made to employees based on estimated grant date fair values. The determination of fair value involves a number of significant estimates. We use the Black-Scholes option pricing model or the Monte Carlo pricing model to estimate the value of employee stock options which require a number of assumptions to determine the model inputs. These include the expected volatility of our stock and employee exercise behavior, which are based on historical data as well as expectations of future developments over the term of the option. As stock-based compensation expense is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Management’s estimate of forfeitures is based on historical experience but actual forfeitures could differ materially as a result of voluntary employee actions and involuntary actions which would result in significant change in our stock-based compensation expense amounts in the future. The fair value of the Common Stock underlying the employee stock options is estimated using closing market price.

Other Estimates

See “Note 1” to the accompanying condensed consolidated financial statements included herein for further discussion.

Off-Balance Sheet Arrangements

As of June 30, 2026, our off-balance sheet arrangements consisted of guarantees of repayment of third-party loans made to independent film production companies that are unconsolidated variable interest entities in which we hold a variable interest but are not the primary beneficiary. Our maximum potential undiscounted future payments under these guarantees were $6.5 million, against which we have recorded a guarantee liability of $0.3 million, and we have assessed the payment risk as low. We had no other off-balance sheet arrangements as of June 30, 2026 that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors. See Note 1, Description of Organization and Summary of Significant Accounting Policies, and Note 5, Commitments and Contingencies, to the condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of our business, including changes in interest rates. Historically, fluctuations in interest rates have not had a significant impact on our operating results. As of June 30, 2026, we have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. In addition, any sales we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. Our exposure to interest rate risk and foreign currency exchange rate changes is increasing but we do not believe it to be material under current accounting guidance.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting Readiness

As of June 30, 2026, the last business day of the Company's most recently completed second fiscal quarter, the aggregate market value of the Company's common equity held by non-affiliates exceeded the $75 million threshold under Rule 12b-2 of the Exchange Act. As a result, the Company will be classified as an accelerated filer beginning with its Annual Report on Form 10-K for the fiscal year ending December 31, 2026. In addition, the Company will cease to qualify as an emerging growth company effective with that same Annual Report. Management is responsible for establishing and maintaining adequate internal control over financial reporting and has designed its control framework based on the COSO internal control framework.

As a result of the foregoing, the Company will be required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes‑Oxley Act beginning with its Annual Report on Form 10‑K for the fiscal year ending December 31, 2026. In preparation for this transition, management has commenced a formal internal control readiness program, which includes enhanced documentation of business processes, risk identification, and testing of key controls.

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

We have issued a financial guarantee in connection with a royalty-backed guarantee, which could require us to make cash payments if the guaranteed film does not generate sufficient revenue. Under this arrangement, we unconditionally guarantee repayment of a third-party loan made to an independent film production company to the extent that Producer Royalty Rights from the distribution of the film are insufficient to repay the loan in full by the end of the guarantee term. The commercial performance of the film is subject to uncertainty and factors outside our control, including audience reception, critical response, competitive releases, and broader economic conditions. If the film underperforms, we could be required to make a cash payment to the lender, which could affect our liquidity, cash flows, and results of operations. We may in the future enter into additional similar arrangements, which would increase our aggregate exposure. Although we currently assess the payment risk as low, there can be no assurance that actual film revenue will meet projections or that we will not be required to make payments under the guarantee.

We have entered into agreements with certain filmmakers and content creators that guarantee minimum royalty payments over specified periods, regardless of the actual box office, streaming, or other performance of the underlying content, and we may enter into similar arrangements in the future. We recognize royalty expense and a corresponding liability as royalties are earned under these agreements, and we do not currently expect any of these guarantees to result in a shortfall between royalties earned and the guaranteed minimum; however, that expectation depends on projections of future box office receipts, streaming performance, and other revenue-generating activity for the underlying content, which are inherently uncertain and may not prove accurate. If any content subject to these guarantees underperforms relative to our expectations, we would be required to recognize the estimated shortfall as an expense with a corresponding liability, potentially with limited advance notice, which could be material and could affect our results of operations in the period recognized.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities to report which have not been previously included in an Annual Report on Form 10-K or a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

5(a):

None.

5(b):

None.

5(c):

During the three months ended June 30, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408(a) and (c), respectively, of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Exhibit Description
2.1

Amended and Restated Agreement and Plan of Merger, dated as of November 14, 2025 as amended on June 29, 2026, by and among Angel Studios, Inc., Angel TCP Merger Sub, LLC, Toothy Cow Productions, LLC and Shining Isle Productions LLC (incorporated by reference to Exhibit 2.3 of the Company’s Registration Statement on Form S-4).

2.2

Amended and Restated Agreement and Plan of Merger, dated as of November 14, 2025 as amended on June 29, 2026, by and among Angel Studios, Inc., Angel Tuttle Merger Sub, LLC, Tuttle Twins Show, LLC and Daniel Harmon (incorporated by reference to Exhibit 2.4 of the Company’s Registration Statement on Form S-4).

3.1	Third Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-41150) filed on June 18, 2026).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-290281) filed on September 16, 2025).
10.1

Underwriting Agreement dated April 10, 2026, between the Company and Roth Capital Partners, LLC, as representative of the several underwriters named therein, incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K, filed on April 13, 2026.

10.2	Form of TCP Key Operator Stock Restriction Agreement with Shining Isle Productions (incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-4).
10.3

Form of TCP Key Operator Stock Restriction Agreement with Brock Starnes and Garrett Taylor, respectively (incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-4).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
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

ANGEL STUDIOS, INC.

DATE: August 4, 2026	/s/ Neal Harmon
Neal Harmon
Chief Executive Officer
(Principal Executive Officer)

DATE: August 4, 2026	/s/ Scott Klossner
Scott Klossner
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)