Form 10-Q
period 2026-09-30
Angel Studios, Inc.
filed 2026-11-10
CIK 1865200

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Number of shares outstanding of the registrant’s

classes of common stock, as of November 6, 2026:

Class A Common Stock: 140,162,784 shares

Class B Common Stock: 56,343,618 shares

ANGEL STUDIOS, INC.

FORM 10-Q

September 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	As of
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$45,561,046	$44,083,233
Accounts receivable, net	38,475,784	51,122,866
Current portion of licensing receivables, net	9,249,756	9,695,562
Royalty advance	24,433,428	13,827,626
Prepaid expenses and other	17,623,119	16,148,668
Total current assets	135,343,133	134,877,955

Licensing receivables, net	7,021,321	2,579,252
Digital assets	25,408,776	26,527,560
Investments in affiliates	44,301,052	46,014,881
Content, net	29,067,311	6,272,925
Capitalized software, net	15,382,561	13,308,247
Operating lease right-of-use assets	3,440,003	3,240,021
Intangible assets, net	6,459,332	3,850,035
Goodwill	31,520,390	—
Other long-term assets	18,099,282	4,740,687
Total assets	$316,043,161	$241,411,563

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$40,713,563	$39,960,272
Accrued expenses	13,628,794	24,487,884
Current portion of accrued licensing royalties	49,816,254	31,257,950
Current portion of notes payable	18,071,492	55,473,665
Current portion of operating lease liabilities	1,353,921	1,284,747
Deferred revenue	98,518,187	66,534,622
Total current liabilities	222,102,211	218,999,140

Accrued licensing royalties, long-term	15,291,906	4,441,758
Notes payable, net of current portion	57,385,059	41,692,404
Operating lease liabilities, net of current portion	2,197,800	2,058,585
Other long-term liabilities	8,938,819	—
Total liabilities	$305,915,795	$267,191,887

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.0001 par value, 700,000,000 shares authorized; 196,323,468 and 169,095,572 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively	$19,632	$16,909
Additional paid-in capital	294,582,485	210,079,998
Noncontrolling interests	(193,790)	5,653,837
Accumulated deficit	(284,280,961)	(241,531,068)
Total stockholders’ equity	10,127,366	(25,780,324)
Total liabilities and stockholders’ equity	$316,043,161	$241,411,563

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$159,015,551	$76,542,482	$385,826,547	$211,624,538
Operating expenses:
Cost of revenues	59,016,013	34,333,955	154,767,858	81,100,542
Selling and marketing	92,104,919	64,683,558	209,843,261	176,719,216
General and administrative	12,885,778	10,125,018	36,540,160	27,330,996
Research and development	4,682,302	4,102,827	12,767,131	10,992,023
Legal expense	676,451	1,275,008	3,435,604	8,375,505
Total operating expenses	169,365,463	114,520,366	417,354,014	304,518,282
Operating loss	(10,349,912)	(37,977,884)	(31,527,467)	(92,893,744)

Other income (expense):
Net gain (loss) on digital assets	7,588,558	2,071,977	(1,191,740)	6,225,200
Interest expense	(4,279,857)	(3,978,212)	(13,406,872)	(8,285,269)
Interest and other income	797,730	1,510,548	2,050,912	4,043,439
Other income (expense)	974,309	(125,000)	1,255,913	(625,000)
Total other income (expense), net	5,080,740	(520,687)	(11,291,787)	1,358,370
Loss before income tax benefit	(5,269,172)	(38,498,571)	(42,819,254)	(91,535,374)
Income tax benefit	(115,239)	—	(115,239)	—
Net loss	$(5,153,933)	$(38,498,571)	$(42,704,015)	$(91,535,374)

Net income (loss) attributable to noncontrolling interests	(1,642)	(57,596)	45,878	(20,939)
Net loss attributable to controlling interests	$(5,152,291)	$(38,440,975)	$(42,749,893)	$(91,514,435)

Net loss per common share - basic	$(0.027)	$(0.245)	$(0.236)	$(0.607)
Net loss per common share - diluted	$(0.027)	$(0.245)	$(0.236)	$(0.607)

Weighted average common shares outstanding - basic	189,346,763	156,797,109	181,059,398	150,657,671
Weighted average common shares outstanding - diluted	189,346,763	156,797,109	181,059,398	150,657,671

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Three Months Ended

	Common Stock				Additional
	Class A		Class B		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of June 30, 2026	129,851,008	$12,985	56,653,206	$5,665	$249,962,975	$(279,128,670)	$(182,367)	$(29,329,412)
Stock options exercised	-	-	341,598	34	398,481	-	-	398,515
Vesting of restricted stock units	180,267	18	-	-	(18)	-	-	-
Issuance of common stock, net of fees	9,455,810	946	-	-	40,626,319	-	-	40,627,265
Transfer of common stock	387,856	39	(387,856)	(39)	-	-	-	-
Repurchase of common stock	(58,040)	(6)	(100,381)	(10)	(672,230)	-	-	(672,246)
Stock-based compensation expense	-	-	-	-	4,266,958	-	-	4,266,958
Redemptions from noncontrolling interests	-	-	-	-	-	-	(9,781)	(9,781)
Net loss	-	-	-	-	-	(5,152,291)	(1,642)	(5,153,933)
Balance as of September 30, 2026	139,816,901	$13,982	56,506,567	$5,650	$294,582,485	$(284,280,961)	$(193,790)	$10,127,366

Balance as of June 30, 2025	83,987,516	$8,399	68,503,307	$6,850	$140,142,630	$(124,125,886)	$4,842,372	$20,874,365
Stock options exercised	-	-	309,342	31	117,346	-	-	117,377
Issuance of common stock, net of fees	7,927,690	793	-	-	64,035,686	-	-	64,036,479
Transfer of common stock	9,798,068	980	(9,798,068)	(980)	-	-	-	-
Repurchase of common stock	-	-	(7,571)	(1)	-	-	-	(1)
Southport Merger related issuances and expenses	6,937,923	694	-	-	(10,262,317)	-	-	(10,261,623)
Conversion of convertible notes upon Southport Merger	973,002	97	-	-	7,092,042	-	-	7,092,139
Stock-based compensation expense	-	-	-	-	3,021,608	-	-	3,021,608
Convertible note beneficial conversion feature	-	-	-	-	810,891	-	-	810,891
Issuance of warrants	-	-	-	-	2,310,223	-	-	2,310,223
Contributions from noncontrolling interests, net of fees	-	-	-	-	-	-	4,863,889	4,863,889
Redemptions from noncontrolling interests	-	-	-	-	-	-	(4,003,060)	(4,003,060)
Net loss	-	-	-	-	-	(38,440,975)	(57,596)	(38,498,571)
Balance as of September 30, 2025	109,624,199	$10,963	59,007,010	$5,900	$207,268,109	$(162,566,861)	$5,645,605	$50,363,716

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Nine Months Ended

	Common Stock				Additional
	Class A		Class B		Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance as of December 31, 2025	111,928,549	$11,192	57,167,023	$5,717	$210,079,998	$(241,531,068)	$5,653,837	$(25,780,324)
Stock options exercised	-	-	1,480,574	148	1,691,843	-	-	1,691,991
Vesting of restricted stock units	330,743	33	-	-	(33)	-	-	-
Issuance of common stock, net of fees	25,900,810	2,590	-	-	73,134,787	-	-	73,137,377
Transfer of common stock	1,755,587	176	(1,755,587)	(176)	-	-	-	-
Repurchase of common stock	(98,788)	(9)	(385,443)	(39)	(1,832,772)	-	-	(1,832,820)
Stock-based compensation expense	-	-	-	-	11,280,813	-	-	11,280,813
Issuance of warrants	-	-	-	-	227,849	-	-	227,849
Redemptions from noncontrolling interests	-	-	-	-	-	-	(5,893,505)	(5,893,505)
Net income (loss)	-	-	-	-	-	(42,749,893)	45,878	(42,704,015)
Balance as of September 30, 2026	139,816,901	$13,982	56,506,567	$5,650	$294,582,485	$(284,280,961)	$(193,790)	$10,127,366

Balance as of December 31, 2024	76,089,361	$7,609	68,307,491	$6,831	$95,485,005	$(87,014,444)	$8,222,953	$16,707,954
Stock options exercised	-	-	593,901	59	308,026	-	-	308,085
Issuance of common stock, net of fees	15,759,119	1,576	-	-	102,538,597	-	-	102,540,173
Transfer of common stock	9,864,890	987	(9,864,890)	(987)	-	-	-	-
Repurchase of common stock	(96)	-	(29,492)	(3)	(132,937)	-	-	(132,940)
Southport Merger related issuances and expenses	6,937,923	694	-	-	(10,262,317)	-	-	(10,261,623)
Conversion of convertible notes upon Southport Merger	973,002	97	-	-	7,092,042	-	-	7,092,139
Stock-based compensation expense	-	-	-	-	7,781,373	-	-	7,781,373
Convertible note beneficial conversion feature	-	-	-	-	1,925,229	-	-	1,925,229
Issuance of warrants	-	-	-	-	2,533,091	-	-	2,533,091
Digital assets market value adjustment	-	-	-	-	-	15,962,018	-	15,962,018
Contributions from noncontrolling interests, net of fees	-	-	-	-	-	-	13,196,651	13,196,651
Redemptions from noncontrolling interests	-	-	-	-	-	-	(15,753,060)	(15,753,060)
Net loss	-	-	-	-	-	(91,514,435)	(20,939)	(91,535,374)
Balance as of September 30, 2025	109,624,199	$10,963	59,007,010	$5,900	$207,268,109	$(162,566,861)	$5,645,605	$50,363,716

See accompanying notes to the condensed consolidated financial statements

ANGEL STUDIOS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(42,704,015)	$(91,535,374)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	9,119,888	6,912,773
Additions to content	(1,058,831)	(320,963)
Amortization of content assets	1,747,445	797,318
Amortization of right-of-use assets	950,925	621,683
Stock-based compensation expense	11,280,813	7,781,373
Net loss (gain) on digital assets	1,191,740	(6,225,200)
Impairment of failed acquisition	—	625,000
Investments in affiliates gain	(1,137,500)	(128,674)
Non-cash interest expense	1,108,497	1,554,236
Paid-in-kind interest	6,307,858	4,237,129
Bad debt expense	65,935	—
Change in operating assets and liabilities:
Accounts receivable	12,583,147	(8,442,549)
Royalty advance	(10,605,802)	(1,268,738)
Prepaid expenses and other current assets	(1,387,311)	(2,514,521)
Licensing receivables	(3,996,263)	6,495,463
Other long-term assets	(2,179,772)	—
Accounts payable and accrued expenses	(12,295,830)	(8,763,371)
Accrued licensing royalties	29,408,452	9,857,638
Operating lease liabilities	(942,518)	(649,008)
Other long-term liabilities	(303,698)	—
Deferred revenue	31,963,565	28,510,404
Net cash and cash equivalents provided by (used in) operating activities	29,116,725	(52,455,381)

Cash flows from investing activities:
Purchases of property and equipment	(650,025)	(375,820)
Issuance of notes receivable	(741,260)	(986,387)
Collections of notes receivable	581,359	520,340
Advances to acquisition target	(9,325,876)	—
Business combinations, net of cash acquired	(5,777,463)	—
Sale of digital assets	—	99,118
Purchase of intangible assets	—	(3,006,012)
Additions to internal-use software	(8,728,148)	(6,520,079)
Asset acquisition	—	(6,000,000)
Investments in affiliates	—	(5,511,002)
Return on investments in affiliates	142,051	—
Net cash and cash equivalents used in investing activities	(24,499,362)	(21,779,842)

Cash flows from financing activities:
Repayment of notes payable	(68,723,024)	(63,450,746)
Repayment of loan guarantee	—	(10,175,490)
Receipt of notes payable	40,000,000	106,166,018
Repayment of accrued settlement costs	—	(207,563)
Exercise of stock options	1,691,991	308,085
Issuance of common stock	34,627,541	102,787,036
Contribution of equity in noncontrolling interests	—	13,730,922
Redemption of equity in noncontrolling interests	(5,893,505)	(15,753,060)
Fees related to issuance of common stock and minority interest	(2,809,733)	(1,078,856)
Repurchase of common stock	(1,832,820)	(132,940)
Debt financing fees	(200,000)	(1,842,746)
Net cash and cash equivalents provided by (used in) financing activities	(3,139,550)	130,350,660

Net increase in cash and cash equivalents	1,477,813	56,115,437
Cash and cash equivalents at beginning of period	44,083,233	7,211,826

Cash and cash equivalents at end of period	$45,561,046	$63,327,263

Supplemental disclosure of cash flow information:
Cash paid for interest	$9,685,399	$7,513,015
Supplemental schedule of noncash financing activities:
Adoption of ASU No. 2023-08	$—	$15,962,018
Angel backstop liability	8,938,819	—
Conversion of debt	—	7,092,139
Issuance of warrants	227,849	2,533,091
Debt conversion feature	—	1,925,229
Investment capital receivable	—	297,722
Operating lease right-of-use assets and liabilities	1,150,907	145,980

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

Southport Merger

On September 10, 2025, the Company consummated the previously announced Southport Merger (as defined below) pursuant to that certain Agreement and Plan of Merger, dated as of September 11, 2024 (as amended, the “Merger Agreement”), by and among the Company, Sigma Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of the Company (“Merger Sub”), and Angel Studios Legacy, Inc. (f/k/a Angel Studios, Inc.), a Delaware corporation (“Angel Legacy”).

Pursuant to the terms of the Merger Agreement, a merger was effected in which Merger Sub merged with and into Angel Legacy, the separate corporate existence of Merger Sub ceased to exist and Angel Legacy survived as the surviving company and direct wholly-owned subsidiary of the Company (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Southport Merger”). On the Closing Date (as defined in the Merger Agreement), and prior to the Effective Time (as defined in the Merger Agreement), the Company changed its name from “Southport Acquisition Corporation” to “Angel Studios, Inc.” Angel Legacy subsequently merged up and into Angel Studios, Inc., with Angel Studios, Inc. as the surviving entity.

Notwithstanding the legal form of the Southport Merger pursuant to the Merger Agreement, the Southport Merger has been accounted for as a reverse recapitalization in accordance with United States generally accepted accounting principles (“GAAP”) because Angel Legacy is the operating company and has been determined to be the accounting acquirer, while Southport is a blank check company.

Under the reverse recapitalization model, the Southport Merger was treated as Angel Legacy issuing equity for the net assets of Southport, with no goodwill or intangible assets recorded.

While Southport was the legal acquirer in the Southport Merger, because Angel Legacy was deemed the accounting acquirer, the historical financial statements of Angel Legacy became the historical financial statements of the combined company upon the consummation of the Southport Merger. As a result, the condensed consolidated financial statements reflect (i) the historical operating results of Angel Legacy prior to the Southport Merger; (ii) the combined results of Southport and Angel Legacy following the closing of the Southport Merger; (iii) the assets and liabilities of Angel Legacy at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In accordance with the applicable guidance, the equity structure within these quarterly financial statements has been retroactively restated in all comparative periods up to the closing date, to reflect the number of shares of the Company’s Common Stock (as defined below) issued to Angel Legacy common shareholders. As such, the shares and corresponding capital amounts and earnings per share related to Angel Legacy common stock prior to the Southport Merger have been retroactively restated as shares reflecting the exchange ratio established in the Southport Merger, which is 5.3504621, with all Angel Legacy Class A common stock and Class C common stock being converted to Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) and all Angel Legacy Class B common stock and Class F common stock being converted to Class B common stock, par value $0.0001 per share (the “Class B Common Stock” and, together with the Class A Common Stock, the “Common Stock”).

Basis of Presentation

The condensed consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these unaudited condensed consolidated financial statements. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. The balance sheet at December 31, 2025 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read together with the annual audited consolidated financial statements and related notes for the fiscal year ended December 31, 2025 included in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026.

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

Liquidity

The condensed consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern within one year from the date of issuance of these condensed consolidated financial statements. For the nine months ended September 30, 2026, the Company incurred a net loss of approximately $42.7 million and had cash provided by operating activities of approximately $29.1 million. The Company had an accumulated deficit of approximately $284.3 million as of September 30, 2026.

Management is working to increase revenues through the growth of Angel Guild memberships, the Company’s pipeline of theatrical releases during the final quarter of 2026 and additional streaming agreements. During the nine months ended September 30, 2026, the Company generated approximately $322.7 million in cash from Angel Guild paid memberships. The Company has historically financed marketing activities for theatrical releases through two primary methods: 1) Regulation A offerings that are tailored to raise money for the print and advertising costs (“P&A”) for specific theatrical releases and 2) P&A loan agreements with individual and institutional investors. During the nine months ended September 30, 2026, the Company raised $0.0 million from Regulation A offerings and received $20.0 million from P&A loans. During the year ended December 31, 2025, the Company raised $13.2 million from Regulation A offerings and received $84.0 million from P&A loans. During the nine months ended September 30, 2026, the Company paid $68.7 million for the repayments of P&A loans, including interest and paid $5.9 million as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned. During the year ended December 31, 2025, the Company paid $43.5 million for the repayments of P&A loans, including interest and paid $15.8 million as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned.

Additionally, the Company has raised capital through the sale of its Common Stock, generating $104.1 million of cash during the year ended December 31, 2025. The Company issued Common Stock for aggregate proceeds of $34.6 million during the nine months ended September 30, 2026. As the Company continues to grow, management expects that the existing capital resources, including cash, accounts receivables, licensing receivables, recurring revenues from its membership base, the ability to draw on its existing debt facility, and the ability to sell its digital assets if necessary, will be sufficient to meet the Company’s operating requirements for at least the next twelve months. While there is no assurance of success, management remains committed to its plans to grow revenues and manage expenses.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the Company’s significant accounting policies since the date of those financial statements, except as described below.

Goodwill

Goodwill represents the excess of the consideration transferred in a business combination, plus the acquisition-date fair value of any previously held equity interest in the acquiree, over the fair value of the identifiable net assets acquired. Goodwill is not amortized. The Company tests goodwill for impairment annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company has determined that it operates as a single reporting unit. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company concludes that it is, or elects to bypass the qualitative assessment, it compares the fair value of the reporting unit with its carrying amount and recognizes an impairment charge for the amount by which the carrying amount exceeds fair value, not to exceed the carrying amount of goodwill. No goodwill impairment was recognized during three and nine months ended September 30, 2026.

Intangible Assets

Intangible assets acquired in business combinations are recorded at their estimated fair values as of the acquisition date. Finite-lived intangible assets consist of acquired tradenames and technology assets and are amortized on a straight-line basis over their estimated useful lives. The Company evaluates finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with its policy for long-lived assets.

Content

The Company capitalizes owned content, whether produced or acquired, as film costs in accordance with ASC 926-20, Entertainment-Films-Other Assets-Film Costs. Acquired content is initially recognized at its acquisition-date fair value. Owned content predominantly monetized through the Angel streaming platform is monetized as a film group, together with the Company’s other owned content monetized through the platform. The Company amortizes each film in the film group to cost of revenues based on its watch-time, whereby amortization each period is determined by the ratio of the film’s current-period watch-time to its estimated remaining total watch-time, applied to the film’s unamortized cost. Because this content is monetized as a group, the Company assesses it for impairment at the film-group level, reviewing the film group in aggregate when events or changes in circumstances indicate that the fair value of the film group may be less than its unamortized cost.

Certain owned content is predominantly monetized on its own rather than as part of the film group. The Company amortizes this content to cost of revenues using the individual-film-forecast-computation method, based on the ratio of the content’s current-period revenue to its estimated remaining ultimate revenue, and assesses it for impairment individually when events or changes in circumstances indicate that its fair value may be less than its unamortized cost.

Content is amortized over its estimated period of use, not to exceed ten years from the later of the content’s first release or, for acquired content, the acquisition date.

Guarantees of Third-Party Indebtedness

The Company guarantees repayment of certain third-party loans made to independent film production companies. At the inception of each guarantee, the Company recognizes a guarantee liability measured at fair value in accordance with ASC 460, Guarantees, using a probability-weighted present value of expected cash outflows (Level 3 under ASC 820, Fair Value Measurement). The offsetting debit is recorded in other long-term assets, representing the expected economic recovery through revenue generated from the distribution of the film (“Producer Royalty Rights”). The guarantee liability and other long-term assets are reduced pro-rata as Producer Royalty Rights are applied to the outstanding loan balance over the guarantee term, with no income statement impact as long as full recovery is projected. If a shortfall becomes probable and estimable, the Company recognizes guarantee expense for the net unrecoverable amount, writes off the other long-term assets, and recognizes a royalty recoverable asset for the estimated post-term royalty recovery under ASC 926-20, Entertainment-Films-Other Assets-Film Costs. See Note 6, Commitments and Contingencies, for further information.

Minimum Royalty Guarantees

The Company enters into agreements with certain filmmakers that guarantee minimum royalty payments over a specified term, regardless of the box office, streaming, or other performance of the underlying content (“Minimum Royalty Guarantees”).

Unlike Guarantees of Third-Party Indebtedness discussed above, Minimum Royalty Guarantees do not involve a guarantee of a third party's indebtedness and are not accounted for under ASC 460, Guarantees. The Company recognizes royalty expense and a corresponding liability as royalties are earned under the applicable royalty formula, with cash payments reducing the liability. If the Company determines that royalties expected to be earned over the guarantee term will not be sufficient to satisfy the guaranteed minimum, the Company recognizes the estimated shortfall as expense, with a corresponding liability, in the period the shortfall becomes probable and estimable. See Note 6, Commitments and Contingencies, for further information regarding amounts outstanding under these arrangements.

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

Angel Guild Memberships

Angel Guild membership fees, which include multiple membership options, are recorded as deferred revenue when received. As of September 30, 2026 and December 31, 2025, the Company had $97.8 million and $64.8 million, respectively, of deferred revenue related to Angel Guild memberships. These amounts are expected to be recognized as revenue over the membership period and within the next twelve months.

Other Deferred Revenue

As of September 30, 2026 and December 31, 2025, the Company had $0.7 million and $1.7 million, respectively, in deferred revenue from various other types of contractual arrangements. These amounts will be recognized as revenue when the performance obligations are satisfied, primarily within the next twelve months.

As of December 31, 2025, the Company had $66.5 million of total deferred revenue. Of this amount, $12.4 million and $60.1 million were recognized as revenue during the three and nine months ended September 30, 2026.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Angel Guild	$115,642,094	$59,225,827	$289,705,287	$140,726,967
Theatrical	28,964,577	5,455,476	49,735,324	45,763,314
Content licensing	11,477,147	9,013,353	36,737,451	18,175,430
Other	2,931,733	2,847,826	9,648,485	6,958,827
Total Revenue	$159,015,551	$76,542,482	$385,826,547	$211,624,538

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

Sales or usage based royalties represent amounts due to the Company based on the “sale” or “usage” of its content by the customer, and revenues are recognized at the later of when the subsequent sale or usage occurs, or the performance obligation to which some or all the sales or usage-based royalty has been allocated has been satisfied (or partially satisfied). Generally, when the Company licenses completed content (with standalone functionality, such as a movie, or television show), its performance obligation will be satisfied prior to the sale or usage. The actual amounts due to the Company under these arrangements are typically not reported to the Company until several months after the close of the reporting period. The Company records revenue under these arrangements for the amounts due and not yet reported to the Company based on estimates of the sales or usage of these customers and pursuant to the terms of the contracts. Such estimates are based on information from the Company’s customers, historical experience with similar titles in that market or territory, the performance of the title in other markets and/or available data in the industry. While the Company believes these estimates are reasonable estimates of the amounts due under these arrangements, such estimated amounts could differ from the actual amounts to be subsequently reported by the customer, which could be higher or lower than the Company’s estimates, and could result in an adjustment to revenues in future periods. Any adjustments booked during the three and nine months ended September 30, 2026 and 2025 have been immaterial.

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

Other Revenue

Other revenue consists of merchandise, tickets to Dry Bar Comedy shows and other events, concession sales, general and administrative management fees and in-app advertising. Other revenue is recognized when shipment of the merchandise occurs, the services are performed or when the event takes place.

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

ASU 2024-03

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which improves the disclosures about a public business entity’s expenses and addresses requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions (such as cost of sales, SG&A, and research and development). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to any or all prior periods presented in the financial statements. The Company will review the guidance in ASU 2024-03 and will adopt disclosures as applicable in the fiscal year ending December 31, 2027.

Recently Adopted Accounting Pronouncements

ASU 2025-06

In September 2025, the FASB issued ASU 2025-06, which amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40. The ASU makes targeted improvements to ASC 350-40 but does not fully align the framework for accounting for internally developed software costs that are subject to ASC 350-40 with the framework applied to software to be sold or marketed externally that is subject to ASC 985-20. The ASU also does not amend the guidance on costs of software licenses that are within the scope of ASC 985-20. The amendments supersede the guidance on Web site development costs in ASC 350-50 and relocate that guidance, along with the recognition requirements for development costs specific to Web sites, to ASC 350-40. This ASU becomes effective for annual periods beginning in 2028, including interim periods, with early adoption permitted. The Company has adopted this standard with its annual period beginning on January 1, 2025 and applied it retrospectively. The adoption of this standard required the capitalization of software costs not previously capitalized under the old standard; therefore, it required an adjustment to the Company’s opening accumulated deficit balance as of January 1, 2025 to recognize the cumulative effect of initially applying the change in accounting principle to previous periods. The adjustment subsequently made was a decrease in the accumulated deficit for the year ended December 31, 2024 of $12.9 million. An adjustment to decrease the Company’s net loss was required for the three and nine months ended September 30, 2025 of $0.1 million and $0.2 million, respectively. The per-share impact for the three and nine months ended September 30, 2025 was $0.00 for both basic and diluted Net Loss per common share.

ASU 2025-05

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides all entities with a practical expedient that permits an entity to assume that conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and current contract assets arising from transactions accounted for under ASC 606 when estimating expected credit losses. The Company adopted ASU 2025-05 on January 1, 2026 on a prospective basis. The Company did not elect the practical expedient and therefore the adoption did not have a material impact on the Company’s condensed consolidated financial statements or related disclosures.

2.	Business Combinations

During the three months ended September 30, 2026, the Company completed two acquisitions, each accounted for as a business combination in accordance with ASC 805, Business Combinations. The Company has not presented supplemental pro forma financial information for these acquisitions. As substantially all of the acquired businesses' revenue was derived from the Company under pre-existing arrangements that are eliminated in consolidation, pro forma results would not differ materially from the Company's reported results.

Tuttle Twins Show, LLC

On August 20, 2026 (the “TTS Closing Date”), the Company completed its previously disclosed acquisition of 100% of the outstanding equity interests of Tuttle Twins Show, LLC (“TTS”) pursuant to the Amended and Restated Agreement and Plan of Merger, dated June 29, 2026 (as amended, the “TTS Merger Agreement”), by and among the Company, Angel Tuttle Merger Sub, LLC, TTS, which owns the rights to the Tuttle Twins series and for which the Company is the distributor under an existing agreement, and Daniel Harmon, as the Unitholder Representative. Prior to the TTS Closing Date, TTS was a related party to the Company, and the Company had an existing distribution and production-funding relationship with TTS (see Note 8, Related-Party Transactions).

At closing, the Company issued 4,200,695 shares of Class A Common Stock to the former equity holders of TTS. The fair value of these shares of $18.4 million was determined using the closing price of the Company’s Class A Common Stock on the TTS Closing Date of $4.37 per share.

Total consideration transferred at the TTS Closing Date consisted of the following:

Cash consideration	$6,214,806
Class A Common Stock	18,357,037
Total consideration transferred	$24,571,843
Value of previously held ownership interest	2,709,278
Settlement of preexisting financial relationship	2,944,604
Total acquisition value	$30,225,725

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed as of the TTS Closing Date:

Assets acquired and liabilities assumed
Cash and cash equivalents acquired	$372,276
Digital assets	72,956
Other assets	3,781
Content library	12,837,000
Tradename	1,796,000
Liabilities assumed	(1,029,521)
Total identifiable net assets acquired	$14,052,492

Goodwill	16,173,233
Total acquisition value	$30,225,725

In connection with the TTS acquisition, the Company recognized a deferred tax liability of $0.3 million. Because this deferred tax liability provides a source of future taxable income supporting the realization of certain of the Company’s existing deferred tax assets, the Company released $0.3 million of its valuation allowance, which was recognized as an income tax benefit during the three months ended September 30, 2026, separately from the acquisition accounting.

Goodwill recognized in the TTS acquisition is primarily attributable to expected synergies from integrating TTS’s content and production operations with the Company’s existing distribution platform, and assembled workforce, neither of which qualifies for separate recognition as an intangible asset, and is not expected to be deductible for tax purposes. The Company incurred approximately $0.6 million of acquisition-related costs, which were expensed as incurred and are included in general and administrative expenses in the condensed consolidated statements of operations. Additionally, the Company incurred approximately $0.4 million of costs related to the issuance of Class A Common Stock in connection with the acquisition, which were recognized as a reduction of additional paid-in capital. The Company has not finalized its valuation of the assets acquired and liabilities assumed, and the allocation above is preliminary and subject to revision during the measurement period, which will not extend beyond one year from the TTS Closing Date.

Toothy Cow Productions, LLC

On September 17, 2026 (the “TCP Closing Date”), the Company completed its previously disclosed acquisition of 100% of the outstanding equity interests of Toothy Cow Productions, LLC (“TCP”), which owns the rights to the Wingfeather Saga series and for which the Company is the distributor under an existing agreement, pursuant to the Amended and Restated Agreement and Plan of Merger, dated June 29, 2026 (as amended, the “TCP Merger Agreement”), by and among the Company, Angel TCP Merger Sub, TCP, and Shining Isle Productions, as Unitholder Representative.

At closing, the Company issued 5,232,230 shares of Class A Common Stock to the former equity holders of TCP. Of these shares, 4,113,872 shares are included in consideration transferred at a fair value of $20.2 million, determined using the closing price of the Company’s Class A Common Stock on the TCP Closing Date of $4.90 per share. The remaining 1,118,358 shares are subject to forfeiture if specified performance or service conditions are not met. Of these, 997,353 shares are accounted for as equity-classified contingent consideration with an acquisition-date fair value of $2.8 million, which will not be remeasured, and 121,005 shares are accounted for as post-combination compensation with an acquisition-date fair value of $0.6 million.

Total consideration transferred at the TCP Closing Date consisted of the following:

Common stock issued to former owners	$20,157,973
Settlement of preexisting financial relationship	4,568,394
Total non-contingent stock consideration	$24,726,367
Fair value of contingent consideration	2,804,000
Total acquisition value	$27,530,367

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the identifiable assets acquired and liabilities assumed as of the TCP Closing Date:

Assets acquired and liabilities assumed
Cash and cash equivalents acquired	$65,067
Other assets	65,352
Intangible technology asset	938,000
Content library	10,646,000
Tradename	1,978,000
Liabilities assumed	(1,509,209)
Total identifiable net assets acquired	$12,183,210

Goodwill	15,347,157
Total acquisition value	$27,530,367

In connection with the TCP acquisition, the Company recognized a deferred tax asset for the difference between the acquisition-date fair values and the tax bases of the assets acquired and liabilities assumed, primarily related to capitalized production costs. Based on its assessment of the realizability of these deferred tax assets, which considered the Company’s history of cumulative losses, the Company recorded a full valuation allowance against the acquired net deferred tax assets as of the TCP Closing Date. As a result, no net deferred tax asset is included in the preliminary purchase price allocation.

Goodwill recognized in the TCP acquisition is primarily attributable to expected synergies from integrating TCP’s content and production operations with the Company’s existing distribution platform, and assembled workforce, neither of which qualifies for separate recognition as an intangible asset, and is not expected to be deductible for tax purposes. The Company incurred approximately $0.5 million of acquisition-related costs, which were expensed as incurred and are included in general and administrative expenses in the condensed consolidated statements of operations. Additionally, the Company incurred approximately $0.4 million of costs related to the issuance of Class A Common Stock in connection with the acquisition, which were recognized as a reduction of additional paid-in capital. The Company has not finalized its valuation of the assets acquired and liabilities assumed, and the allocation above is preliminary and subject to revision during the measurement period, which will not extend beyond one year from the TCP Closing Date.

Pending Acquisition — Homestead

On November 14, 2025, the Company entered into an Agreement and Plan of Merger (the “Black Autumn Merger Agreement”), by and among the Company, Black Autumn Show, Inc. (“Black Autumn”), which owns the rights to the Homestead film and series and for which the Company is the distributor under an existing agreement, Angel Black Autumn Merger Sub and Matthew Peterson. If completed, Black Autumn stockholders will receive, at the effective time of the merger, the following consideration will be payable: at the effective time, each holder of issued and outstanding shares of Black Autumn Stock will be entitled to receive (a) that number of shares of the Company’s Class A Common Stock equal to (i)(A) the Homestead Per Share Merger Consideration multiplied by (B) the number of shares of Black Autumn Common Stock, par value $0.00001 per share, Black Autumn Series A-1 Preferred Stock, par value $0.00001 per share, Black Autumn Series ACF Preferred Stock, par value $0.00001 per share and Black Autumn Series Seed Preferred Stock, par value $0.00001 per share, held by such holder as of immediately prior to the effective time, divided by (ii) $6.13, plus (b) such holder’s Homestead Pro Rata Share of the Homestead Royalty Shares. Capitalized terms in the foregoing not defined herein shall have the terms assigned to them in the Black Autumn Merger Agreement, filed as Exhibit 2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 12, 2026. Completion is subject to customary closing conditions. As of the date of this report, the merger has not closed. A member of the Company’s board of directors is an executive producer and board member of Black Autumn (see Note 8, Related-Party Transactions).

3.	Content

Content consists of owned film and episodic content produced or acquired by the Company and accounted for as film costs under ASC 926-20, Entertainment-Films-Other Assets-Film Costs. Owned content predominantly monetized through the Angel streaming platform is monetized as a film group, while certain owned content is predominantly monetized on its own.

The Company amortizes content monetized as a film group to cost of revenues based on watch-time, and amortizes content monetized on its own to cost of revenues using the individual-film-forecast-computation method. Content monetized as a film group is assessed for impairment at the film-group level, and content monetized on its own is assessed for impairment individually, in each case when events or changes in circumstances indicate that the fair value may be less than the unamortized cost.

Content consisted of the following:

	September 30, 2026		December 31, 2025
	Monetized with other films	Monetized on its own	Monetized with other films	Monetized on its own
Released, less amortization	$15,946,572	$4,858,569	$—	$6,272,925
Completed and not released	5,345,120	—	—	—
In production	2,883,521	—	—	—
In development	33,529	—	—	—
Content, net	$24,208,742	$4,858,569	$—	$6,272,925

The following table summarizes the amortization of content:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Content monetized with other films	$126,804	$—	$126,804	$—
Content monetized on its own	541,910	678,027	1,620,641	797,318
Total	$668,714	$678,027	$1,747,445	$797,318

Amortization of content is included in cost of revenues in the condensed consolidated statements of operations.

4.	Digital Assets

The table below summarizes the digital assets shown on the Company’s condensed consolidated balance sheets as of:

	September 30, 2026	December 31, 2025
Digital assets held:
Approximate number of bitcoin held	304.1	303.1
Digital asset cost basis	$19,690,065	$19,617,187
Digital asset carrying value	$25,408,776	$26,527,560

The cost basis is determined using the first-in, first-out methodology. The following table summarizes the Company’s digital asset purchases, dispositions, and gains (losses) on digital assets as calculated for the periods indicated:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Approximate number of bitcoin acquired	1.00	—	1.00	0.01
Approximate number of bitcoin dispensed	—	—	—	(1.1)
Digital asset additions	$72,956	$—	$72,956	$—
Digital asset dispositions	$—	$—	$—	$99,118
Unrealized gains (losses), net	$7,588,558	$2,071,977	$(1,191,740)	$6,225,200
5.

5.Debt

Notes Payable

The following table summarizes the Company’s debt facilities as of September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026	December 31, 2025
Type of Facility or Arrangement	Principal Value	Principal Value	Original Principal Amount	Interest Rate		Repayment Terms
May 2024 P&A loans	$1.9	$2.0	$3.0	10.0*	%	For detailed terms, see (1)
May 2025 convertible note	6.2	5.5	5.0	15.0		For detailed terms, see (2)
September 2025 note with warrants	40.0	40.0	40.0	13.5		For detailed terms, see (2)
February 2026 note with warrants	20.0	—	20.0	13.5		For detailed terms, see (2)
Revolving P&A loans (See Note 8, Related-Party Transactions)	10.5	53.5		10.0 - 15.0*		For detailed terms, see (3)
Total	78.6	101.0
Less: discounts and issuance costs, net of amortization	(3.1)	(3.8)
Total notes payable balance	$75.5	$97.2

*The interest rates for these loans are calculated as simple interest, where the amount of interest is a fixed amount of the principal.

(1)	The maturity date is dependent on the timing of cash collections from theatrical sales, licensing revenue, merchandise sales and other revenue. The balance is expected to be fully paid within the next twelve months.
(2)	See the Notes with convertible features and/or warrants section below.
(3)	The current notes mature between October 2026 and December 2026.

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

The following table summarizes further details of the outstanding notes with convertible features and/or warrants as of September 30, 2026:

Notes	Issuance Date	Maturity Date	Principal Amount	Coupon Interest Rate
May 2025 convertible note	May 2, 2025	May 1, 2027	$5,000,000	15.00%
September 2025 note with warrants	September 8, 2025	October 1, 2030	40,000,000	13.50
February 2026 note with warrants	February 17, 2026	October 1, 2030	20,000,000	13.50

Components and Fair Value of the Convertible Notes

The convertible note consisted of the following components as of September 30, 2026 and December 31, 2025. The principal shown in the table below consists of the principal amount of the note as well as the interest (which is paid-in-kind each month):

	September 30, 2026
	Outstanding Principal Amount	Less: Discounts, Net of Amortization	Net Carrying Amount	Fair Value (1)
May 2025 convertible note	$6,177,984	$538,174	$5,639,810	$5,642,099

	December 31, 2025
	Outstanding Principal Amount	Less: Discounts, Net of Amortization	Net Carrying Amount	Fair Value (1)
May 2025 convertible note	$5,526,167	$1,038,455	$4,487,712	$6,996,218

(1)	The estimated fair value of the convertible note is determined using a market-based discount rate reflective of the Company’s credit risk and current market conditions for similar instruments (Level 3 input within the fair value hierarchy established under ASC 820).

Interest Expense of the Convertible Notes

The following table summarizes interest expenses related to the convertible notes for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Contractual Interest Expense	Amortization of Debt Discount	Total	Contractual Interest Expense	Amortization of Debt Discount	Total
May 2025 convertible note	$227,812	$185,815	$413,627	$651,817	$500,281	$1,152,098

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Contractual Interest Expense	Amortization of Debt Discount	Total	Contractual Interest Expense	Amortization of Debt Discount	Total
May 2025 convertible note	$196,262	$108,730	$304,992	$322,390	$173,747	$496,137

6.Commitments and Contingencies

Legal Proceedings

The Company is, and from time to time may become, involved in litigation and other legal matters arising in the normal course of business. Management does not believe the outcome of any currently pending matter will have a material adverse effect on the Company’s financial position, results of operations, or liquidity, and no amounts have been accrued as of September 30, 2026.

Disney Settlement

In August 2020, the Company settled copyright litigation brought by Disney Enterprises, Inc. and other studios as part of its reorganization plan, and completed all required cash settlement payments in September 2025. Under the settlement, a separate $62.5 million promissory note will be cancelled upon the Company's continued compliance, over a 14-year period, with covenants restricting unauthorized uses of the studios' content. The Company has concluded that payment under the note is not probable and, accordingly, no liability for the note has been recognized in the condensed consolidated financial statements.

Equity-Method and Other Investments

2521 Entertainment

In October 2025, the Company and 2521 Entertainment, LLC (“2521”) formed Giant Slayer Media, LLC (“Giant Slayer”), a joint venture that owns the intellectual property for the animated feature film DAVID and associated works. The Company made a total initial capital contribution of $33.7 million, consisting of $31.4 million in cash and $2.3 million credited for a prior investment, in exchange for a 42% equity interest, with 2521 holding the remaining 58%. The Company has significant influence over, but does not control, Giant Slayer and accounts for its interest under the equity method; the Company has concluded it is not the primary beneficiary of Giant Slayer. The carrying value of the investment was $33.7 million at both September 30, 2026 and December 31, 2025, and is included in investments in affiliates on the condensed consolidated balance sheets.

Under the Giant Slayer operating agreement, distributions and earnings are allocated among the members in a specified order of priority under which 2521 first recovers its capital contribution plus a return, then the Company recovers its capital contribution plus a return, before the members participate pro rata based on equity ownership. No earnings were allocated to the Company for the three and nine months ended September 30, 2026. The Company is the exclusive distributor of DAVID under a distribution agreement with Giant Slayer.

Other Investments

In addition to Giant Slayer, the Company holds equity-method investments in other unconsolidated entities in which it has significant influence, including preferred units acquired in October 2023, and investments in entities in which it does not have significant influence that are accounted for under the measurement alternative. The Company's share of the net income of its equity-method investees, other than Giant Slayer, was $0.1 million and $0.2 million for the three and nine months ended September 30, 2026. The aggregate carrying value of these other investments was $10.6 million and $12.3 million at September 30, 2026 and December 31, 2025, respectively.

Guarantees of Third-Party Indebtedness

The Company guarantees repayment of certain third-party loans made to independent film production companies. The Company acts as the film distributor and collection account manager, remitting the royalties from the distribution of the film, the Producer Royalty Rights, directly to the lender as the primary source of loan repayment during the loan term. If the Producer Royalty Rights remitted over the guaranteed term are insufficient to repay the loan in full and the film production company is unable to cover the balance of the loan,  the Company is obligated to fund the remaining balance to the lender under a contractual payment undertaking (the "Angel Backstop"). The Angel Backstop is an unconditional and irrevocable guarantee of the borrower's loan repayment obligation.

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

The following table presents information about the Angel Backstop as of September 30, 2026:

September 30, 2026
Outstanding loan balance guaranteed (undiscounted)	$21,654,307
Committed but not yet funded (undiscounted)	2,000,000
Maximum potential undiscounted future payments (1)	23,654,307
Angel Backstop liability (carrying value) (2)	8,938,819
Deferred Guarantee Cost (carrying value) (2)	8,938,819

(1)	Represents the full outstanding loan balance between third parties and the independent film production companies as of the balance sheet date, which is the maximum amount the Company could be required to fund to the lender assuming no Producer Royalty Rights are received over the remainder of the guarantee term. Presented gross and undiscounted and has not been reduced by projected royalty recoveries. No collateral is held by the Company in connection with the Angel Backstop.
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

The Company assesses the probability of being required to make payments under the Angel Backstop based on current projections of film revenue performance relative to the outstanding loan balance. As of September 30, 2026, the Company has assessed the payment risk as low.

In the event the Company is required to make a payment under the Angel Backstop, it retains the contractual right to receive post-term Producer Royalty Rights from the borrower to the extent earned in subsequent periods, representing a potential recovery of amounts funded. No collateral is held by the Company in connection with this guarantee.

Minimum Royalty Guarantees

The Company has entered into agreements with filmmakers that guarantee minimum royalty payments over specified periods, generally not expected to result in a shortfall given anticipated royalties. The Company recognizes royalty expense and a corresponding liability as royalties are earned, with cash payments reducing the liability. As of September 30, 2026, the remaining unrecognized commitments under these agreements are as follows:

Year Ending December 31,
Remainder of 2026	$3,000,000
2027	1,735,157
2028	41,666,887
2029	—
2030	—
Thereafter	4,985,554
Total	$51,387,598

During the three and nine months ended September 30, 2026, royalties earned and credited against these guarantees reduced the aggregate remaining commitment by $6.1 million and $31.0 million.

With respect to the Company's minimum royalty guarantee arrangements, the Company has determined that a shortfall between royalties expected to be earned and the guaranteed minimums is reasonably possible, based on box office, licensing deals, and streaming performance of certain films relative to the original projections. The Company continues to project that royalties earned over the remaining terms of these arrangements will be sufficient to satisfy the guaranteed minimum, and no shortfall has been deemed probable as of September 30, 2026. Given the various stages of the distribution windows and in some cases limited performance data to date, the Company is unable to reasonably estimate the amount of any potential shortfall at this time. The Company will continue to monitor the performance of the underlying content and will record a liability for each estimated shortfall in the period in which it becomes probable and reasonably estimable.

7.Common Stock

The Company has authorized Common Stock consisting of 700,000,000 shares, par value $0.0001 per share, of which 500,000,000 shares have been designated as Class A Common Stock and 200,000,000 shares have been designated as Class B Common Stock. The Company has also authorized preferred stock consisting of 1,000,000 shares, par value $0.0001 per share. Each outstanding share of Class A Common Stock is entitled to one vote and each outstanding share of Class B Common Stock is entitled to ten votes.

Warrant Offerings

In May 2025, the Company entered into a note and warrant purchase agreement with an unaffiliated third party, providing for the private placement of a subordinated convertible promissory note with a principal balance of $5.0 million and warrant to purchase 163,322 shares of the Company’s Class A Common Stock with an exercise price of $6.13 per share. In September 2025, Steve Sarowitz, who is the controlling person of this unaffiliated third party, became a member of the Company’s board of directors. See Note 5, Debt for additional details.

In September 2025, the Company entered into two notes and warrant purchase agreements with unaffiliated third parties, providing for the private placement of notes with a total principal balance of $40.0 million and warrants to purchase 1,462,682 shares of the Company’s Class A Common Stock with an exercise price per share of $7.29. As part of the initial draw, the lenders received warrants to purchase 585,072 shares of the Company’s Class A Common Stock. The second draw was taken by the Company in February 2026, from which the lenders received warrants to purchase 292,537 shares of the Company’s Class A Common Stock. See Note 5, Debt for additional details.

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

For more information regarding the note and warrant purchase agreements, refer to Note 5, Debt.

Common Stock Offering

In April 2026, the Company entered into an underwriting agreement with an unaffiliated third party for the issuance and sale of 16,445,000 shares of its Class A Common Stock at a price to the public of $2.10 per share. The Company received net proceeds of approximately $32.5 million, after underwriting discounts, commissions, and estimated offering expenses.

Loss per Share

The following table represents the Company’s loss per share for the three and nine months ended September 30, 2026 and 2025:

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to controlling interests	$(5,152,291)	$(38,440,975)	$(42,749,893)	$(91,514,435)

Denominator:
Weighted average basic shares outstanding	189,346,763	156,797,109	181,059,398	150,657,671
Effect of dilutive shares	—	—	—	—
Weighted average diluted shares	189,346,763	156,797,109	181,059,398	150,657,671

Basic loss per share	$(0.027)	$(0.245)	$(0.236)	$(0.607)
Diluted loss per share	$(0.027)	$(0.245)	$(0.236)	$(0.607)

Basic loss per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is calculated similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the common shares were dilutive. All potential common shares were anti-dilutive as a result of the Company’s net losses during the three and nine months ended September 30, 2026 and 2025.

The following table sets forth the outstanding potentially dilutive securities that have been excluded in the calculation of diluted loss per share as their inclusion would be anti-dilutive, for the three and nine months ended September 30, 2026 and 2025:

	Three and Nine Months Ended September 30,
	2026	2025
Stock options to purchase common stock	29,439,343	32,140,736
Unvested restricted stock awards	4,002,208	—
Convertible securities to acquire common stock	1,007,828	868,253
Warrants to purchase common stock	1,040,931	748,395
Total outstanding potentially dilutive securities	35,490,310	33,757,384

8.Related-Party Transactions

The Company has a marketing services contract with an entity owned by one or more of the Company’s directors, officers, and stockholders. During the three months ended September 30, 2026 and 2025, the Company incurred expenses of $0.0 million and $0.2 million, respectively, to the related party for marketing services. During the nine months ended September 30, 2026 and 2025, the Company incurred expenses of $0.3 million and $0.5 million, respectively, to the related party for marketing services.

In February 2024, the Company entered into a revolving P&A loan agreement with Angel P&A, LLC, a Delaware limited liability company (“Angel P&A”) that is wholly owned by one or more of the Company’s directors, officers, and stockholders. Angel P&A was formed for the specific purpose of raising P&A funds for the Company’s upcoming theatrical releases in exchange for revenue participation rights in those films. These rights entitle Angel P&A to receive up to 115.0% of its invested amount, representing its investment plus a return of 10.0% to 15.0%. Angel P&A has first claim on the Company’s cash receipts from each film it funds and must be repaid in full before any other claims on those receipts are paid, except that any P&A funds raised for that film under Regulation A, which falls under Section 3(b) of the Securities Act, are repaid first. When Angel P&A is repaid, it distributes the interest portion to its institutional investors, and the original investment either remains at Angel P&A to fund additional P&A loans to the Company or is returned to the investors until the Company needs the funds again. The commitment periods between Angel P&A and the Company, and between Angel P&A and its investors, run through February 2027. Angel P&A has no employees and is not expected to incur operating expenses. Each draw typically matures 80 to 120 days after it is made. As of September 30, 2026 and December 31, 2025, the total outstanding balance of revolving P&A loans was $10.5 million and $53.5 million, respectively.

In May 2025, the Company entered into a note and warrant purchase agreement with an unaffiliated third party, providing for the private placement of a subordinated convertible promissory note. In September 2025, Steve Sarowitz, who is the controlling person of this unaffiliated third party, became a member of the Company’s board of directors. See Note 5, Debt for additional details.

Benton Crane, a member of the Company’s board of directors, is an executive producer and board member of Black Autumn, and certain directors and officers of the Company or their family members, and certain affiliated entities of the Company, including Angel Acceleration Fund, are entitled to receive shares of Class A Common Stock as consideration in the pending acquisition. The Company has a distribution agreement with the Homestead film and series resulting in payments of $6.5 million during the year ended December 31, 2025, and payments of $6.8 million during the nine months ended September 30, 2026.

Additionally, Benton Crane was a manager of TTS prior to its acquisition, and certain directors and officers of the Company or their family members, and certain affiliated entities of the Company, including Harmon Brothers, LLC and VAS Portal, LLC, own units of TTS, received shares of Class A Common Stock as consideration in the acquisition. On August 20, 2026, the Company completed its acquisition of TTS. See Note 2, Business Combinations, for the consideration transferred and purchase price allocation. In connection with the closing, the Company’s pre-existing production-funding and royalty arrangements with TTS were settled for approximately $2.9 million, which is included within total consideration transferred in Note 2, Business Combinations. The Company made payments, including royalties, to TTS of $2.9 million during the period from January 1, 2026 through the acquisition date and $3.9 million during the year ended December 31, 2025. Following the closing, TTS is a wholly-owned subsidiary of the Company, and transactions between the Company and TTS are intercompany and eliminate in consolidation.

9.Subsequent Events

Subsequent events have been evaluated through November 10, 2026, which is the date the condensed consolidated financial statements were issued.

On October 3, 2026, 2521 entered into a $4.3 million funding agreement with the filmmakers of Rode to Ruin, and the Company agreed to backstop the agreement. The Company’s maximum potential undiscounted future payments under the backstop are $4.3 million. The Company has not yet determined the amount of the related guarantee liability. See Note 6, Commitments and Contingencies, for information about the Company’s guarantee arrangements of this type.

On October 28, 2026, the Company purchased production equipment and computer hardware from Harmon Brothers, LLC, a related party, for $0.4 million. See Note 8, Related-Party Transactions, for the nature of the related-party relationship.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. The forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Such forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve risks and uncertainties, some of which are beyond our control. These risks and uncertainties are more fully described in Part I, Item 1A, "Risk Factors," in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by Part II, Item 1A, “Risk Factors,” in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, and in this report.

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

As of September 30, 2026, through the Angel Guild, approximately 2.94 million paying members help decide what film and TV projects we will market and distribute.

Pledge to Amplify Light

All Guild members make a written pledge stating: “When I vote, I pledge to help choose excellent entertainment that is true, honest, noble, just, authentic, lovely, admirable, or joyful.”

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

Bitcoin Treasury Strategy:  Seeking to Empower the Angel Guild for Generations

As of September 30, 2026, we held an aggregate of approximately 304.1 bitcoin. This equates to 1.5490 bitcoin per million shares of our Common Stock. We plan to continue to acquire and hold bitcoin as a strategic treasury asset as an adjunct to our core film and TV distribution business. The continued implementation of our bitcoin treasury strategy aims to support our mission-driven approach of funding the world’s best filmmakers in producing stories that amplify light for generations to come. The overall strategy contemplates that we may (i) enter into capital raising transactions that are collateralized by our bitcoin holdings, (ii) consider pursuing strategies to create income streams or otherwise generate funds using our bitcoin holdings and (iii) periodically sell bitcoin for general corporate purposes, including to generate cash to meet our operating requirements.

Recent Developments

At the Market Offering

On December 5, 2025, we entered into an equity distribution agreement (the “Equity Distribution Agreement”), with Oppenheimer & Co. Inc., TCBI Securities, Inc., doing business as Texas Capital Securities, Maxim Group LLC and Roth Capital Partners, LLC (each, a “Sales Agent,” and together, the “Sales Agents”), providing for the offer and sale to or through the Sales Agents, from time to time, shares of our Class A Common Stock, par value $0.0001 per share, having an aggregate offering price of up to $150,000,000. During the year ended December 31, 2025, we sold an aggregate of 196,348 shares of our Class A Common Stock, generating gross proceeds of $1.0 million. During the nine months ended September 30, 2026, we sold no shares of our Class A Common Stock from the equity distribution agreement.

Acquisitions

In August 2026, we completed our acquisition of Tuttle Twins Show, LLC, and, in September 2026, we completed our acquisition of Toothy Cow Productions, LLC, each of which holds rights to a series we distribute. Our pending acquisition of Black Autumn Show, Inc., which owns the rights to the Homestead film and series, remained subject to customary closing conditions as of the date of this report. See Note 2, Business Combinations, for the terms and accounting for these acquisitions and Note 8, Related-Party Transactions, for related-party information.

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

Non-GAAP Financial Measures

Adjusted earnings before interest, income taxes, depreciation and amortization (“Adjusted EBITDA”), a non-GAAP measure used by management to assess operating performance, is defined as net income/(loss), excluding interest expense, net, income tax expense, depreciation and amortization, stock-based compensation, and the (gain)/loss on digital assets, as well as exceptional items, if any. In connection with the TTS acquisition, the Company remeasured its previously held equity-method investment in TTS to fair value as of the acquisition date, resulting in a non-operating, non-recurring gain recognized in other income (expense), net. This item is excluded from Adjusted EBITDA as it does not reflect the Company’s ongoing operating performance. Management uses Adjusted EBITDA as a supplemental measure of operating performance to evaluate the performance of the Company’s business operations, to facilitate comparisons of operating results across reporting periods, and to assist in planning and forecasting future periods. Adjusted EBITDA is presented as a supplemental measure of the Company’s operating performance and should not be considered in isolation or as a substitute for net income/(loss) or any other measure of financial performance calculated in accordance with GAAP.

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

Some of these limitations include:

●	Adjusted EBITDA does not reflect interest expense and interest income because these items are not directly attributable to the performance of our business operations and may vary over time due to a variety of financing transactions that we have entered into or may enter into in the future.

●	Adjusted EBITDA does not reflect certain non-cash items, including depreciation and amortization, stock-based compensation expense, and the (gain)/loss on digital assets. We believe that excluding the effect of these expenses from Adjusted EBITDA assists management and investors in making period-to-period comparisons in our company’s operating performance because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations.

A reconciliation between net income/(loss) and Adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 is presented below:

	For the three months ended September 30,
	2026	2025
Reconciliation of net loss to non-GAAP Adjusted EBITDA
Net loss	$(5,153,933)	$(38,498,571)
Interest expense, net	3,482,127	2,467,664
Depreciation and amortization	2,935,933	2,473,738
Stock-based compensation	4,266,958	3,021,608
Net gain on digital assets	(7,588,558)	(2,071,977)
Income tax benefit	(115,239)	—
Misc. gain on acquisition	(1,026,151)	—
Adjusted EBITDA	$(3,198,863)	$(32,607,538)

	For the nine months ended September 30,
	2026	2025
Reconciliation of net loss to non-GAAP Adjusted EBITDA
Net loss	$(42,704,015)	$(91,535,374)
Interest expense, net	11,355,960	4,241,830
Depreciation and amortization	9,119,888	6,912,773
Stock-based compensation	11,280,813	7,781,373
Net loss (gain) on digital assets	1,191,740	(6,225,200)
Income tax benefit	(115,239)	—
Misc. gain on acquisition	(1,026,151)	—
Adjusted EBITDA	$(10,897,004)	$(78,824,598)

Results of Operations

The following represents our performance highlights for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025:

	For the three months ended September 30,		Change
	2026	2025	2026 vs. 2025
Revenues	$159,015,551	$76,542,482	$82,473,069	108%
Cost of revenues	59,016,013	34,333,955	24,682,058	72%
Selling and marketing	92,104,919	64,683,558	27,421,361	42%
General and administrative	12,885,778	10,125,018	2,760,760	27%
Research and development	4,682,302	4,102,827	579,475	14%
Legal expense	676,451	1,275,008	(598,557)	(47)%
Operating loss	(10,349,912)	(37,977,884)	27,627,972	73%
Net gain (loss) on digital assets	7,588,558	2,071,977	5,516,581	266%
Interest expense	(4,279,857)	(3,978,212)	(301,645)	(8)%
Interest and other income	797,730	1,510,548	(712,818)	(47)%
Other income (expense)	974,309	(125,000)	1,099,309	879%
Loss before income tax benefit	(5,269,172)	(38,498,571)	33,229,399	86%
Income tax benefit	(115,239)	—	(115,239)	—%
Net loss	$(5,153,933)	$(38,498,571)	$33,344,638	87%

Revenues

The following represents our revenue by type for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025:

	For the three months ended September 30,		Change
	2026	2025	2026 vs. 2025
Angel Guild	$115,642,094	$59,225,827	$56,416,267	95%
Theatrical	28,964,577	5,455,476	23,509,101	431%
Content licensing	11,477,147	9,013,353	2,463,794	27%
Other	2,931,733	2,847,826	83,907	3%
Total revenue	$159,015,551	$76,542,482	$82,473,069	108%

During the three months ended September 30, 2026, compared to the three months ended September 30, 2025, the increase in revenues was largely due to: 1) an increase in Angel Guild revenue by $56.4 million as a result of increased Angel Guild members from 1.58 million to 2.94 million from September 30, 2025 to September 30, 2026, 2) an increase in theatrical revenue, which increased by $23.5 million as a result of a larger theatrical slate as compared to the prior year period, including the release of Young Washington and Runner in the current period, and 3) an increase in content licensing revenue, which increased by $2.5 million as a result of larger licensing deals being entered into from our 2026 theatrical releases, compared to smaller deals in the prior year period.

Cost of Revenues

The following represents our cost of revenues by type for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025:

	For the three months ended September 30,		Change
	2026	2025	2026 vs. 2025
Angel Guild	$20,070,687	$7,605,043	$12,465,644	164%
Theatrical	1,571,526	914,354	657,172	72%
Royalties	33,880,092	21,931,707	11,948,385	54%
Other	3,493,708	3,882,851	(389,143)	(10)%
Total cost of revenues	$59,016,013	$34,333,955	$24,682,058	72%

During the three months ended September 30, 2026, cost of revenues was $59.0 million compared to $34.3 million in the same quarter in the prior year. The increase in Angel Guild cost of revenues by $12.5 million was largely a result of increased memberships and the transaction fees of $4.3 million related to that growth, as well as an increase in the amount of free movie tickets for premium Angel Guild members for Angel theatrical releases of $5.8 million, which was largely driven by the release of Young Washington in July 2026. The increase in royalties of $11.9 million was a result of royalties earned by filmmakers from higher net revenue earned from the Angel Guild.

Selling and Marketing

The following represents our selling and marketing expenses by type for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025:

	For the three months ended September 30,		Change
	2026	2025	2026 vs. 2025
Angel Guild	$63,835,715	$44,434,095	$19,401,620	44%
Theatrical	24,474,717	16,981,072	7,493,645	44%
Other	3,794,487	3,268,391	526,096	16%
Total selling and marketing	$92,104,919	$64,683,558	$27,421,361	42%

During the three months ended September 30, 2026, compared to the three months ended September 30, 2025, selling and marketing expenses increased by $27.4 million. The increase in Angel Guild sales and marketing expenses of $19.4 million was a result of promotions in July and August 2026 in an effort to increase memberships. The increase in Theatrical expenses of $7.5 million was a result of increased spending on promoting theatrical releases due to the larger theatrical slate as compared to the prior year period. As we continue to bring on additional content, drive Angel Guild memberships and promote future theatrical releases, this cost is expected to fluctuate, but overall remain high and be a significant component of our operating expenses.

Other Operating Expenses

For the three months ended September 30, 2026, higher general and administrative costs of $2.8 million were primarily related to: 1) additional employee costs of $1.0 million during 2026 related to the support staff necessary to manage the continued and expected growth of the business, and 2) additional stock-based compensation expenses of $1.2 million during 2026 due to an increase in options and RSUs granted to employees and their related fair value on the grant date.

For the three months ended September 30, 2026, as compared to the prior year period, research and development costs remained relatively consistent, with no large increases or decreases in personnel or software costs associated with research and development.

For the three months ended September 30, 2026, compared to the three months ended September 30, 2025, legal costs remained relatively consistent, with no large increases or decreases in fees paid to third parties.

Other Income and Expense

The increase in the gain on digital assets of $5.5 million during the three months ended September 30, 2026, as compared to the prior year period, was a result of measuring our digital assets at fair value at the end of each reporting period per Accounting Standards Update (“ASU”) No. 2023-08 and the value of bitcoin increasing during the three months ended September 30, 2026 by a greater amount as compared to the three months ended September 30, 2025.

Results of Operations

The following represents our performance highlights for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025:

	For the nine months ended September 30,		Change
	2026	2025	2026 vs. 2025
Revenues	$385,826,547	$211,624,538	$174,202,009	82%
Cost of revenues	154,767,858	81,100,542	73,667,316	91%
Selling and marketing	209,843,261	176,719,216	33,124,045	19%
General and administrative	36,540,160	27,330,996	9,209,164	34%
Research and development	12,767,131	10,992,023	1,775,108	16%
Legal expense	3,435,604	8,375,505	(4,939,901)	(59)%
Operating loss	(31,527,467)	(92,893,744)	61,366,277	66%
Net gain (loss) on digital assets	(1,191,740)	6,225,200	(7,416,940)	(119)%
Interest expense	(13,406,872)	(8,285,269)	(5,121,603)	(62)%
Interest and other income	2,050,912	4,043,439	(1,992,527)	(49)%
Other income (expense)	1,255,913	(625,000)	1,880,913	301%
Loss before income tax benefit	(42,819,254)	(91,535,374)	48,716,120	53%
Income tax benefit	(115,239)	—	(115,239)	—%
Net loss	$(42,704,015)	$(91,535,374)	$48,831,359	53%

Revenues

The following represents our revenue by type for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025:

	For the nine months ended September 30,		Change
	2026	2025	2026 vs. 2025
Angel Guild	$289,705,287	$140,726,967	$148,978,320	106%
Theatrical	49,735,324	45,763,314	3,972,010	9%
Content licensing	36,737,451	18,175,430	18,562,021	102%
Other	9,648,485	6,958,827	2,689,658	39%
Total revenue	$385,826,547	$211,624,538	$174,202,009	82%

During the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, the increase in revenues was largely due to: 1) an increase in Angel Guild revenue by $149.0 million as a result of increased Angel Guild members from 1.58 million to 2.94 million from September 30, 2025 to September 30, 2026, 2) an increase in content licensing revenue, which increased by $18.6 million as a result of larger licensing deals being entered into from our Q4 2025 and 2026 theatrical releases, compared to smaller deals in the prior year period, 3) an increase in merchandise revenue of $3.2 million largely due to increased DVD sales in 2026 as compared to the prior year period, and 4) an increase in Theatrical revenue of $4.0 million, largely due to more theatrical releases in the current period, including the release of Young Washington and Runner in Q3 2026, as compared to less theatrical releases in the prior period.

Cost of Revenues

The following represents our cost of revenues by type for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025:

	For the nine months ended September 30,		Change
	2026	2025	2026 vs. 2025
Angel Guild	$44,964,066	$23,655,188	$21,308,878	90%
Theatrical	3,945,641	4,205,600	(259,959)	(6)%
Royalties	92,895,321	41,382,203	51,513,118	124%
Other	12,962,830	11,857,551	1,105,279	9%
Total cost of revenues	$154,767,858	$81,100,542	$73,667,316	91%

During the nine months ended September 30, 2026, cost of revenues was $154.8 million compared to $81.1 million for the nine months ended September 30, 2025. The increase in Angel Guild cost of revenues by $21.3 million was largely a result of increased memberships and the transaction fees of $12.6 million related to that growth and an increase in the amount of free movie tickets for premium Angel Guild members for Angel theatrical releases of $5.7 million, as well as small increases in hosting fees and other various costs. The increase in royalties of $51.5 million was a result of royalties earned by filmmakers from higher net revenue earned from the Angel Guild.

Selling and Marketing

The following represents our selling and marketing expenses by type for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025:

	For the nine months ended September 30,		Change
	2026	2025	2026 vs. 2025
Angel Guild	$148,249,470	$111,809,562	$36,439,908	33%
Theatrical	52,945,742	56,281,845	(3,336,103)	(6)%
Other	8,648,049	8,627,809	20,240	—%
Total selling and marketing	$209,843,261	$176,719,216	$33,124,045	19%

During the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, the increase in selling and marketing expenses was largely due to an increase in Angel Guild sales and marketing expenses of $36.4 million, which was a result of increased promotions in the current period in an effort to increase memberships. This was partially offset by a decrease in theatrical sales and marketing expenses of $3.3 million as a result of reduced spending on promoting theatrical releases in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. As we continue to bring on additional content, drive Angel Guild memberships and promote future theatrical releases, this cost is expected to fluctuate, but overall remain high and be a significant component of our operating expenses.

Other Operating Expenses

For the nine months ended September 30, 2026, higher general and administrative costs of $9.2 million were primarily related to: 1) additional employee costs of $3.2 million during 2026 related to the support staff necessary to manage the continued and expected growth of the business, 2) additional stock-based compensation expense of $3.5 million during 2026 due to an increase in options and RSUs granted to employees in the nine months ended September 30, 2026 and their related fair value on the grant date, and 3) amortization expense of $1.8 million related to a new three-year first-look agreement with a filmmaker, which provides the Company with priority rights to review and bid on the filmmaker's future projects.

For the nine months ended September 30, 2026, the increase in research and development costs of $1.8 million primarily related to additional employee costs during 2026 related to the support staff necessary to manage the continued and expected growth of the business.

For the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, the decrease in legal expense of $4.9 million was primarily because the prior-year period included legal costs incurred in preparing for and completing the Southport

Merger, with no comparable costs in 2026. The decrease was partially offset by legal fees related to the Homestead, Toothy Cow Productions, and Tuttle Twins Show acquisitions.

Other Income and Expense

The change in the net loss on digital assets of $7.4 million during the nine months ended September 30, 2026 was a result of measuring our digital assets at fair value at the end of each reporting period per ASU No. 2023-08 and the value of bitcoin decreasing during the nine months ended September 30, 2026 as compared to the value of bitcoin increasing during the nine months ended September 30, 2025.

The increase in interest expense of $5.1 million is related to a higher dollar amount of P&A and other notes entered into and outstanding during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, as can be seen on our condensed consolidated statements of cash flows and condensed consolidated balance sheets.

The decrease in interest and other income was primarily driven by lower credit card cash back rewards.

Liquidity and Capital Resources

Operating and Capital Expenditure Requirements

	As of		Change
	September 30, 2026	December 31, 2025	2026 vs. 2025
Cash and cash equivalents	$45,561,046	$44,083,233	$1,477,813	3%
Notes payable	75,456,551	97,166,069	(21,709,518)	(22)%

Cash and cash equivalents increased by $1.5 million in the nine months ended September 30, 2026, primarily due to cash provided by operating activities of $29.1 million, partially offset by cash used in investing activities of $24.5 million and cash used in financing activities of $3.1 million.

Historically, we have funded a significant portion of our operations through private and public offerings of our common stock and raise of money through notes payable. During 2026, we have funded a significant portion of our operations through positive operating cash flow. As of September 30, 2026, we had cash on hand of approximately $45.6 million. Notes payable, excluding discounts and issuance costs, consists of 1) P&A notes in the amount of $12.4 million with amounts due based on timing of certain cash proceeds, but which amounts are expected to be paid within the next twelve months, 2) financing of a convertible note in the amount of $6.2 million, which will become due, if not converted into equity beforehand, by May 1, 2027, and 3) a financing facility in the amount of $100.0 million, of which $60.0 million is currently drawn as of the date of this report, with interest payable monthly and principal installments starting in November 2027 and a final maturity of October 1, 2030.

Evaluation of Going Concern

The condensed consolidated financial statements have been prepared assuming we will continue to operate as a going concern within one year from the date of issuance of these condensed consolidated financial statements. For the nine months ended September 30, 2026, we incurred a net loss of approximately $42.7 million and had cash provided by operating activities of approximately $29.1 million. We have an accumulated deficit of approximately $284.3 million as of September 30, 2026. Marketing expense was our largest expense for the period ended September 30, 2026 as our intent is to increase Angel Guild memberships and support our theatrical releases. We anticipate that as we continue to grow the business, we will incur operating losses and use cash in operating activities during 2026.

We are working to increase revenues through the growth of Angel Guild memberships, our pipeline of theatrical releases during the final quarter of 2026 and additional streaming agreements. We have historically financed marketing activities for theatrical releases through two primary methods: 1) Regulation A offerings that are tailored to raise money for the print and advertising costs (“P&A”) for specific theatrical releases and 2) P&A loan agreements with individual and institutional investors. During the nine months ended September 30, 2026, the Company did not raise any money from Regulation A offerings and received $20.0 million from P&A loans. During the year ended December 31, 2025, the Company raised $13.2 million from Regulation A offerings and received $84.0 million from P&A loans. During the nine months ended September 30, 2026, the Company paid $68.7 million for the repayments of P&A loans, including interest and paid $5.9 million as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned. During the year ended December 31, 2025, the Company paid $43.5 million for the repayments of P&A loans, including interest and paid $15.8 million as a redemption of shares for Regulation A investors, from the proceeds collected from the theatrical releases and other revenues earned.

Additionally, the Company has raised capital through the sale of its Common Stock, generating $104.1 million of cash during the year ended December 31, 2025. During the nine months ended September 30, 2026, the Company issued Common Stock for aggregate proceeds of $34.6 million and generated approximately $322.7 million in cash from Angel Guild paid memberships. As we continue to grow, we expect that our existing capital resources, including cash, accounts receivables, licensing receivables, recurring revenues from our membership base, the ability to draw on our existing debt facility, and the ability to sell our digital assets if necessary, will be sufficient to meet our operating requirements for at least the next twelve months. While there is no assurance of success, management remains committed to its plans to grow revenues and manage expenses.

Discussion of Operating, Investing, Financing Cash Flows

Operating Activities. Cash flows provided by (used in) operating activities for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, were as follows:

	For the nine months ended September 30,
	2026	2025	Net Change
Net cash and cash equivalents provided by (used in) operating activities	$29,116,725	$(52,455,381)	$81,572,106

Cash flows provided by operating activities for the nine months ended September 30, 2026 was $29.1 million compared to cash flows used in operating activities of $52.5 million for the nine months ended September 30, 2025, an increase of $81.6 million. This increase was primarily attributable to 1) growth in net Angel Guild cash received, which is due to increased Guild membership, and 2) lower marketing spend as a percentage of revenue.

Investing Activities. Cash flows used in investing activities for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, were as follows:

	For the nine months ended September 30,
	2026	2025	Net Change
Purchases of property and equipment	$(650,025)	$(375,820)	$(274,205)
Issuance of notes receivable	(741,260)	(986,387)	245,127
Collections of notes receivable	581,359	520,340	61,019
Advances to acquisition target	(9,325,876)	—	(9,325,876)
Acquisitions, net of cash acquired	(5,777,463)	—	(5,777,463)
Sale of digital assets	—	99,118	(99,118)
Purchase of intangible assets	—	(3,006,012)	3,006,012
Additions to internal-use software	(8,728,148)	(6,520,079)	(2,208,069)
Asset Acquisition	—	(6,000,000)	6,000,000
Investments in affiliates	—	(5,511,002)	5,511,002
Return on investments in affiliates	142,051	—	142,051
Net cash and cash equivalents used in investing activities	$(24,499,362)	$(21,779,842)	$(2,719,520)

Cash flows used in investing activities for the nine months ended September 30, 2026 was $24.5 million compared to cash flows used in investing activities of $21.8 million for the nine months ended September 30, 2025. The increase of cash flows used was largely due to the advances to certain acquisition targets for $9.3 million, the cash consideration (net of cash acquired) paid as part of the acquisition of Tuttle Twins for $5.8 million, and the increase of additions to internal-use software of $2.2 million, partially offset by the decrease of the asset acquisition of $6.0 million, the decrease in purchases of intangible assets of $3.0 million, and the decrease of investment in affiliates of $5.5 million.

Financing Activities. Cash flows provided by (used in) financing activities for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, were as follows:

	For the nine months ended September 30,
	2026	2025	Net Change
Repayment of notes payable	$(68,723,024)	$(63,450,746)	$(5,272,278)
Repayment of loan guarantee	—	(10,175,490)	10,175,490
Receipt of notes payable	40,000,000	106,166,018	(66,166,018)
Repayment of accrued settlement costs	—	(207,563)	207,563
Exercise of stock options	1,691,991	308,085	1,383,906
Issuance of common stock	34,627,541	102,787,036	(68,159,495)
Contribution of equity in noncontrolling interests	—	13,730,922	(13,730,922)
Redemption of equity in noncontrolling interests	(5,893,505)	(15,753,060)	9,859,555
Fees related to issuance of common stock and minority interest	(2,809,733)	(1,078,856)	(1,730,877)
Repurchase of common stock	(1,832,820)	(132,940)	(1,699,880)
Debt financing fees	(200,000)	(1,842,746)	1,642,746
Net cash and cash equivalents provided by (used in) financing activities	$(3,139,550)	$130,350,660	$(133,490,210)

Cash flows used in financing activities for the nine months ended September 30, 2026 were $3.1 million compared to cash flows provided by financing activities of $130.4 million for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we raised $40.0 million in notes payable and $34.6 million through issuance of Common Stock. This was partially offset by the repayment of $68.7 million for P&A related notes and a $5.9 million redemption paid for equity in noncontrolling interests. During the nine months ended September 30, 2025, we raised $102.8 million with issuance of our common stock, $13.7 million in equity from noncontrolling interests, and $106.2 million in notes payable. These were offset by the repayment of $36.5 million for P&A related notes, the repayment of $27.0 million of notes payable, a $15.8 million redemption paid for equity in noncontrolling interests and a $10.2 million payment related to a loan guarantee.

Trends and Key Factors Affecting Our Performance

Angel Guild

We launched the Angel Guild in the second quarter of 2023. Since that time the Angel Guild grew to approximately 2.00 million Angel Guild members as of December 31, 2025, accounting for 65.2% of our total revenue in 2025. The Angel Guild grew to approximately 2.94 million Angel Guild members as of September 30, 2026, accounting for 75.1% of our total revenue in 2026. As of September 30, 2026, filmmakers have earned $323.4 million in cumulative royalties.

We attribute the Angel Guild growth to many factors including, but not limited to, new and exclusive content being added regularly to the Angel Guild and marketing optimization and upselling to the Angel App user base. For the nine months ended September 30, 2026, the trailing twelve months average revenue per member was $13.73 per month.

Critical Accounting Estimates

Other than as described below, there have been no material changes to our critical accounting estimates from those described in our Annual Report on Form 10-K for the year ended December 31, 2025. See Note 1 to the condensed consolidated financial statements for information about our significant accounting policies.

Business Combinations, Goodwill and Intangible Assets

During the three and nine months ended September 30, 2026, we completed two acquisitions accounted for as business combinations. Accounting for a business combination requires us to estimate the fair values of the assets acquired and liabilities assumed, including identifiable intangible assets and their estimated useful lives, with any excess of the consideration transferred over the fair value of the net identifiable assets recorded as goodwill. These estimates require significant judgment, including assumptions about future cash flows and the periods over which acquired intangible assets are expected to contribute to revenue. The purchase price allocations are preliminary and subject to revision during the measurement period. Goodwill is not amortized and is tested for impairment at least annually; finite-lived intangible assets are amortized over their estimated useful lives and reviewed for impairment when indicators are present. See Note 2, Business Combinations, for further information.

Off-Balance Sheet Arrangements

As of September 30, 2026, our off-balance sheet arrangements consisted of guarantees of repayment of third-party loans made to independent film production companies that are unconsolidated variable interest entities in which we hold a variable interest but are not the primary beneficiary. We have assessed the risk of payment under these guarantees as low. We had no other off-balance sheet arrangements as of September 30, 2026 that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources that is material to investors. See Note 6, Commitments and Contingencies, for our maximum potential future payments under these guarantees and the related recorded guarantee liability.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of our business, including changes in interest rates. Historically, fluctuations in interest rates have not had a significant impact on our operating results. As of September 30, 2026, we have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. In addition, any sales we make that are denominated in a foreign currency will be subject to risks associated with changes in currency exchange rates. These risks include the possibility of significant fluctuations in the foreign currency markets, the imposition or modification of foreign exchange controls and potential illiquidity in the secondary market. These risks will vary depending upon the currency or currencies involved. Our exposure to interest rate risk and foreign currency exchange rate changes is increasing but we do not believe it to be material under current accounting guidance.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2026, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control over Financial Reporting Readiness

As of June 30, 2026, the last business day of the Company’s most recently completed second fiscal quarter, the aggregate market value of the Company's common equity held by non-affiliates exceeded the $75 million threshold under Rule 12b-2 of the Exchange Act. As a result, the Company will be classified as an accelerated filer beginning with its Annual Report on Form 10-K for the fiscal year ending December 31, 2026. In addition, the Company will cease to qualify as an emerging growth company effective with that same Annual Report. Management is responsible for establishing and maintaining adequate internal control over financial reporting and has designed its control framework based on the COSO internal control framework.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A, “Risk Factors,” in the Form 10-K for the period ended December 31, 2025, as supplemented by the risk factors disclosed in Item 1A, “Risk Factors,” in the Quarterly Reports on Form 10-Q for the periods ended March 31, 2026 and June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
2.1

A&R Agreement and Plan of Merger, dated as of September 17, 2026, by and among Angel Studios, Inc., Angel TCP Merger Sub, LLC, Toothy Cow Productions, LLC and Shining Isle Productions LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-41150) filed on October 1, 2026).

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

ANGEL STUDIOS, INC.

DATE: November 10, 2026	/s/ Neal Harmon
Neal Harmon
Chief Executive Officer
(Principal Executive Officer)

DATE: November 10, 2026	/s/ Scott Klossner
Scott Klossner
Chief Financial Officer
(Principal Financial Officer, Principal Accounting Officer)